Form 10-Q
period 1998-09-25
WORLD MONITOR TRUST SERIES C
filed 1998-11-09
CIK 1051824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 25, 1998

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
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 25,     December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 7,879,638        $  1,000
Net unrealized gain on open commodity positions                            672,381          --
                                                                      -------------     ------------
Net equity                                                               8,552,019           1,000
Accrued interest receivable                                                 32,216          --
                                                                      -------------     ------------
Total assets                                                           $ 8,584,235        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    46,095        $ --
Incentive fees payable                                                      85,488          --
Management fees payable                                                     12,696          --
                                                                      -------------     ------------
Total liabilities                                                          144,279          --
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (80,214.594 and 0 interests outstanding)               8,336,035          --
General interests (1,000 and 10 interests outstanding)                     103,921           1,000
                                                                      -------------     ------------
Total trust capital                                                      8,439,956           1,000
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 8,584,235        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $    103.92        $ 100.00
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               For the period
                                                                    from
                                                               June 10, 1998         For the period
                                                              (commencement of            from
                                                                operations)           June 27,1998
                                                                  through               through
                                                               September 25,         September 25,
                                                                    1998                  1998
-----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                $(96,094)             $  4,995
Change in net unrealized gain/loss on open commodity
  positions                                                        672,381               730,536
Interest income                                                    118,609               103,810
                                                             ------------------    ------------------
                                                                   694,896               839,341
                                                             ------------------    ------------------

EXPENSES
Commissions                                                        164,709               143,870
Management fees                                                     42,532                37,155
Incentive fees                                                      85,488                85,488
                                                             ------------------    ------------------
                                                                   292,729               266,513
                                                             ------------------    ------------------
Net income                                                        $402,167              $572,828
                                                             ------------------    ------------------
                                                             ------------------    ------------------
ALLOCATION OF NET INCOME
Limited interests                                                 $397,589              $565,924
                                                             ------------------    ------------------
                                                             ------------------    ------------------
General interests                                                 $  4,578              $  6,904
                                                             ------------------    ------------------
                                                             ------------------    ------------------
NET INCOME PER WEIGHTED AVERAGE LIMITED AND
  GENERAL INTEREST
Net income per weighted average limited and general
  interest                                                        $   5.85              $   7.65
                                                             ------------------    ------------------
                                                             ------------------    ------------------
Weighted average number of limited and general interests
  outstanding                                                       68,715                74,849
                                                             ------------------    ------------------
                                                             ------------------    ------------------
-----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1997                   10.000     $   --         $  1,000      $    1,000
Contributions                                  82,216.073      8,037,762       98,343       8,136,105
Net income                                             --        397,589        4,578         402,167
Redemptions                                    (1,011.479)       (99,316)          --         (99,316)
                                              -----------     ----------     ---------     ----------
Trust capital--September 25, 1998              81,214.594     $8,336,035     $103,921      $8,439,956
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1998
                                  (Unaudited)

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

   Thereafter, or until the Subscription Maximum for each Series is sold, each Series' Interests will continue to be offered on a weekly basis at the net asset value per Interest ('Continuous Offering Period'). Additional purchases may be made in $100 increments.

   The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it will make such contributions (and in return will receive such general interests) as are necessary to effect this requirement.

The Trading Advisor

   Each Series has its own professional commodity trading advisor that makes that Series' trading decisions. The Managing Owner, on behalf of the Trust, entered into an advisory agreement with Hyman Beck & Company, Inc. ('Trading Advisor') to make the trading decisions for Series C. The advisory agreement may be terminated at the discretion of the Managing Owner. The Managing Owner has allocated 100% of the proceeds from the initial and continuous offering of Series C to the Trading Advisor and it is currently contemplated that the Trading Advisor will continue to be allocated 100% of additional capital raised for Series C during the Continuous Offering Period

Exchanges, Redemptions and Termination

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

Interim Financial Statements

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Series C as of September 25, 1998 and the results of its operations for the periods from June 10, 1998 (commencement of operations) through September 25, 1998 (the 'Cumulative Period') and June 27, 1998 through September 25, 1998 (the 'Third Quarter'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

B. Summary of Significant Accounting Policies

Basis of accounting

   The books and records of Series C are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

Accounting Periods

   Series C's fiscal year is January 1 through December 31. However, the first three quarterly periods each end on the last Friday of the respective quarterly period in conjunction with Series C's policy of allowing subscriptions, redemptions and exchanges and of calculating Series C's fees and expenses on a weekly basis as of Friday of each week.

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

   All of the proceeds of the offering of Series C are received in the name of Series C and deposited and maintained in cash in segregated trading accounts maintained for Series C at PSI. Except for that portion of Series C's assets that is deposited as margin to maintain forward currency contract positions as further discussed below, its assets are maintained either on deposit with PSI or, for margin purposes, with the various exchanges on which Series C is permitted to trade. PSI credits Series C monthly with 100% of the interest earned on the average net assets on deposit at PSI.

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

   As of September 25, 1998, a non-U.S. affiliate of the Managing Owner owns
103.156 limited interests of Series C.

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

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 25, 1998, such segregated assets totalled $6,804,048. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series C related to foreign futures and options trading which totalled $1,748,750 at September 25, 1998. There are no segregation requirements for assets related to forward trading.

   As of September 25, 1998, all open futures and forward contracts mature generally within six months.

   As of September 25, 1998, gross contract amounts of open futures and forward contracts for Series C are:

Financial Futures Contracts:
  Commitments to purchase             $108,890,330
  Commitments to sell                    6,632,173
Currency Futures Contracts:
  Commitments to purchase               10,600,613
  Commitments to sell                    4,751,594
Currency Forward Contracts:
  Commitments to purchase                2,078,012
  Commitments to sell                    1,482,123
Other Futures Contracts:
  Commitments to purchase                  430,590
  Commitments to sell                    2,879,552

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

   The following table presents the fair value of futures and forward contracts at September 25, 1998.

                                                        Assets        Liabilities
                                                       --------       -----------
                    Futures Contracts:
                      Domestic exchanges
                         Financial                     $285,126        $  106,888
                         Currencies                     223,287            28,857
                         Other                           51,481            21,555
                      Foreign exchanges
                         Financial                      320,959             1,064
                         Other                           13,699            63,028
                    Forward Contracts:
                         Currencies                          --               779
                                                       --------       -----------
                                                       $894,552        $  222,171
                                                       --------       -----------
                                                       --------       -----------

   The following table presents the average fair value of futures and forward contracts for the Cumulative Period and the Third Quarter, respectively.

                                                 Cumulative Period                    Third Quarter
                                           ------------------------------       --------------------------
                                              Assets          Liabilities        Assets        Liabilities
                                           ------------       -----------       --------       -----------
Futures Contracts:
  Domestic exchanges
     Financial                               $ 40,780          $   17,780       $101,950        $   44,449
     Currencies                                37,482               9,589         93,706            23,972
     Other                                     33,117               9,213         82,794            23,033
  Foreign exchanges
     Financial                                 99,939               5,507        249,848            13,767
     Other                                     11,810              34,798         29,525            86,995
Forward Contracts:
     Currencies                                 2,849              27,005          7,123            67,511
                                           ------------       -----------       --------       -----------
                                             $225,977          $  103,892       $564,946        $  259,727
                                           ------------       -----------       --------       -----------
                                           ------------       -----------       --------       -----------

   The following table presents the trading revenues of futures and forward contracts for the Cumulative Period and the Third Quarter, respectively.

                                                    Cumulative         Third
                                                      Period          Quarter
                                                    ----------       ---------
                       Futures Contracts:
                         Domestic exchanges
                            Financial               $ 396,440        $ 385,791
                            Currencies               (258,935 )       (236,261)
                            Other                    (205,885 )       (119,230)
                         Foreign exchanges
                            Financial                 835,751          834,566
                            Other                    (157,190 )       (135,168)
                       Forward Contracts:
                            Currencies                (33,894 )          5,833
                                                    ----------       ---------
                                                    $ 576,287        $ 735,531
                                                    ----------       ---------
                                                    ----------       ---------

                                       8

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series C commenced operations on June 10, 1998 with gross proceeds of $5,706,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period June 10, 1998 (the commencement of operations) through September 25, 1998 resulted in additional gross proceeds to Series C of $2,430,928. Additional Interests of Series C will continue to be offered on a weekly basis at the net asset value per Interest until the Subscription Maximum of $33,000,000 is sold.

   At September 25, 1998, 100% of Series C's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

   Redemptions of limited interests for the period from June 10, 1998 (the commencement of operations) through September 25, 1998 were $99,316. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Year 2000 Risk

   Investment funds, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. The year 2000, however, holds the potential for a significant disruption in the operation of these systems. Many computer systems in use today cannot distinguish the year 2000 from the year 1900 because of the way in which dates are encoded. This is commonly known as the 'Year 2000 Problem.' Series C could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly perform date comparisons and calculations concerning dates on or after January 1, 2000, which in turn could have a negative impact on the handling or determination of trades and prices and the services provided to Series C.

   Series C has engaged third parties to perform primarily all of the services it needs. Accordingly, Series C's Year 2000 Problems, if any, are not its own but those that center around the ability of the Trustee, Managing Owner, Prudential Securities Incorporated, its Trading Advisor and any other third party with whom Series C has a material relationship (individually, a 'Service Provider,' and collectively, the 'Service Providers') to address and correct problems that may cause their systems not to function as intended as a result of the Year 2000 Problem.

   Series C has received assurances from its Managing Owner, Prudential Securities Incorporated and its Trading Advisor that they anticipate being able to continue their operations without any material adverse impact from the Year 2000 Problem. Although other Service Providers, such as Series C's Trustee, have not made similar representations to Series C, Series C has no reason to believe that these Service Providers will not take steps necessary to avoid any material adverse impact on Series C, though there can be no assurance that this will be the case. The costs or consequences of incomplete or untimely resolution of the Year 2000 Problem by the Service Providers, or by governments, exchanges, clearing houses, regulators, banks and other third parties, are unknown to Series C at this time, but could have a material adverse impact on the operations of Series C. The Managing Owner will promptly notify Series C's limited owners in the event it determines that the Year 2000 Problem will have a material adverse impact on Series C's operations.

   Series C has considered various alternatives as a contingency plan. If the Year 2000 Problems are systemic, for example, the federal government, the banking system, exchanges or utilities are affected materially, there may be no adequate contingency plan for Series C to follow other than to suspend operations. If the Year 2000 Problems are related to one or more of the other Service Providers selected by Series C, Series C believes that each such Service Provider is prepared to address any Year 2000 Problems which arise that could have a material adverse impact on Series C's operations.

Results of Operations

   Series C commenced trading operations on June 10, 1998, and as such, no comparative information is available for 1997.

   The net asset value per Interest as of September 25, 1998 was $103.92, an increase of 3.92% from the June 10, 1998 initial net asset value per Interest of $100.00. Additionally, the net asset value per Interest increased 7.2% during the Third Quarter.

   Third Quarter trading resulted in gains. Profitable sectors included the financial, index, grain and meat sectors. Losses were incurred in the currency, metal, energy and soft sectors. Continued political and economic instability in the Far East and Russia dominated market activity during the Third Quarter. Profit opportunities were captured, most notably, on the long side of global bonds and on the short side of world indices. The Third Quarter began with optimism regarding the possible economic recovery in Japan with interest rates stabilizing and the Nikkei stock index showing signs of strength. Encouraging words quickly turned into concerns as Japan's commitment to a unified recovery plan was lacking. As the Asian financial crisis continued, instability in Russia compounded the turmoil. Russia devalued the ruble in August and announced suspension of debt payments in a last ditch effort to avoid default. European and U.S. stock markets fell sharply as Russian and Asian political and economic instability threatened global financial markets. This chaos caused investors to seek safe havens in financial instruments such as U.S. and German government bonds, causing prices to rise. Series C captured profits on short German DAX, French CAC 40 and Japanese Nikkei index positions as well as long positions across global bond markets. Series C incurred losses in some sectors during the Third Quarter including currencies. Losses in Japanese yen, British pound, Australian dollar and Japanese yen/deutsche mark crossrate positions lost value as market uncertainty led to increased volatility.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was approximately $119,000 and $104,000 for the Cumulative Period and the Third Quarter, respectively.

   Commissions are calculated on Series C's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were approximately $165,000 and $144,000 for the Cumulative Period and the Third Quarter, respectively.

   All trading decisions for Series C are made by Hyman Beck & Company, Inc. (the 'Trading Advisor'). Management fees are calculated on Series C's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were approximately $43,000 and $37,000 for the Cumulative Period and the Third Quarter, respectively.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees were approximately $85,000 for both the Cumulative Period and the Third Quarter.

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

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 9, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant