Form 10-Q
period 1999-06-25
WORLD MONITOR TRUST SERIES C
filed 1999-08-09
CIK 1051824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 25, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-25789

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 25,       December 31,
                                                                          1999             1998
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $16,761,787     $10,653,709
Net unrealized gain on open commodity positions                            498,213         730,421
                                                                       -----------     ------------
Net equity                                                              17,260,000      11,384,130
Accrued interest receivable                                                 67,901         --
                                                                       -----------     ------------
Total assets                                                           $17,327,901     $11,384,130
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    92,418     $    71,305
Incentive fee payable                                                      104,857         --
Management fee payable                                                      26,093          19,620
Redemptions payable                                                         54,885         --
                                                                       -----------     ------------
Total liabilities                                                          278,253          90,925
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (152,657.780 and 107,003.103 interests
  outstanding)                                                          16,844,407      11,151,465
General interests (1,860 and 1,360 interests outstanding)                  205,241         141,740
                                                                       -----------     ------------
Total trust capital                                                     17,049,648      11,293,205
                                                                       -----------     ------------
Total liabilities and trust capital                                    $17,327,901     $11,384,130
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interests ('Interests')        $    110.34     $    104.22
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                          For the period
                                                For the period       For the period            from
                                                     from                 from            June 10, 1998
                                               January 1, 1999       March 27, 1999      (commencement of
                                                      to                   to             operations) to
                                                June 25, 1999         June 25, 1999       June 26, 1998
---------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                    $1,604,243           $   504,952          $ (101,089)
Change in net unrealized gain (loss) on
  open commodity positions                          (232,208)              343,367             (58,155)
Interest income                                      331,069               184,942              14,799
                                              ------------------    -----------------    ----------------
                                                   1,703,104             1,033,261            (144,445)
                                              ------------------    -----------------    ----------------
EXPENSES
Commissions                                          546,115               313,381              20,839
Management fees                                      141,220                81,234               5,377
Incentive fees                                       141,868               104,857                  --
                                              ------------------    -----------------    ----------------
                                                     829,203               499,472              26,216
                                              ------------------    -----------------    ----------------
Net income (loss)                                 $  873,901           $   533,789          $ (170,661)
                                              ------------------    -----------------    ----------------
                                              ------------------    -----------------    ----------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                 $  863,730           $   527,035          $ (168,335)
                                              ------------------    -----------------    ----------------
                                              ------------------    -----------------    ----------------
General interests                                 $   10,171           $     6,754          $   (2,326)
                                              ------------------    -----------------    ----------------
                                              ------------------    -----------------    ----------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest                    $     6.49           $      3.63          $    (2.90)
                                              ------------------    -----------------    ----------------
                                              ------------------    -----------------    ----------------
Weighted average number of limited and
  general interests outstanding                      134,711               147,182              58,845
                                              ------------------    -----------------    ----------------
                                              ------------------    -----------------    ----------------
---------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            108,363.103     $11,151,465     $141,740      $11,293,205
Contributions                                53,059.471       5,570,771       53,330        5,624,101
Net income                                           --         863,730       10,171          873,901
Redemptions                                  (6,904.794)       (741,559)          --         (741,559)
                                           ------------     -----------     ---------     -----------
Trust capital--June 25, 1999                154,517.780     $16,844,407     $205,241      $17,049,648
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       3

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 25, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series C ('Series C') as of June 25, 1999 and the results of its operations for the periods from January 1, 1999 to June 25, 1999 ('Year-To-Date 1999'), March 27, 1999 to June 25, 1999 ('Second Quarter 1999') and June 10, 1998 (commencement of operations) to June 26, 1998 ('Second Quarter 1998'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). Series C does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

   As of June 25, 1999, a non-U.S. affiliate of the Managing Owner owns 103.156 limited interests of Series C.

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

   The Managing Owner attempts to minimize both credit and market risks by requiring Series C and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among Series C, the Managing Owner and the trading advisor, Series C shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series C will liquidate its positions, and eventually dissolve, if Series C experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series C.

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 25, 1999, such segregated assets totalled $15,162,929. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series C related to foreign futures and options trading which totalled $2,155,746 at June 25, 1999. There are no segregation requirements for assets related to forward trading.

   As of June 25, 1999, all open futures and forward contracts mature within one year.

   As of June 25, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts for Series C were:

                                          1999            1998
                                      ------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $ 20,473,291    $ 48,489,458
  Commitments to sell                  397,400,944     117,063,496
Currency Futures Contracts:
  Commitments to purchase               19,686,620       4,412,265
  Commitments to sell                   51,532,904       7,040,770
Currency Forward Contracts:
  Commitments to purchase                   58,675              --
Other Futures Contracts:
  Commitments to purchase                4,532,975         414,073
  Commitments to sell                    5,887,036       6,486,721

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

   At June 25, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                       1999                              1998
                                           ----------------------------       --------------------------
                                             Assets         Liabilities        Assets        Liabilities
                                           ----------       -----------       --------       -----------
Futures Contracts:
  Domestic exchanges
     Financial                             $  395,963        $    8,594       $ 51,374        $    7,494
     Currencies                               202,785           262,694        101,585            76,033
     Other                                    256,020            22,734        106,122             6,522
  Foreign exchanges
     Financial                                421,334           183,157        525,504            26,524
     Other                                     48,595           290,630         74,713            12,304
Forward Contracts:
     Currencies                                    --            58,675             --                --
                                           ----------       -----------       --------       -----------
                                           $1,324,697        $  826,484       $859,298        $  128,877
                                           ----------       -----------       --------       -----------
                                           ----------       -----------       --------       -----------

   The following table presents the average fair value of futures and forward contracts for the periods detailed below:

                                 Year-To-Date 1999             Second Quarter 1999           Second Quarter 1998
                             --------------------------     --------------------------     ------------------------
                               Assets       Liabilities       Assets       Liabilities      Assets      Liabilities
                             ----------     -----------     ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial               $  120,446     $     7,669     $  138,099     $     9,315     $ 16,520      $   54,251
     Currencies                 556,105         124,015        835,560         146,301       16,756           5,203
     Other                      134,545          36,426        156,669          58,973       28,332          51,324
  Foreign exchanges
     Financial                  309,713          67,403        248,999          99,347       51,320          33,889
     Other                      103,210         122,903        109,433         196,018        4,881          18,326
Forward Contracts:
     Currencies                  26,467          33,248         40,890          36,437        1,108          22,597
                             ----------     -----------     ----------     -----------     --------     -----------
                             $1,250,486     $   391,664     $1,529,650     $   546,391     $118,917      $  185,590
                             ----------     -----------     ----------     -----------     --------     -----------
                             ----------     -----------     ----------     -----------     --------     -----------

   The following table presents the trading revenues of futures and forward contracts for the periods detailed below:

                               Year-To-Date     Second Quarter     Second Quarter
                                   1999              1999               1998
                               ------------     --------------     --------------
Futures Contracts:
  Domestic exchanges
     Financial                  $  639,498         $452,244          $   10,649
     Currencies                    637,250          400,677             (22,674)
     Other                         299,848          134,158             (86,655)
  Foreign exchanges
     Financial                      82,090          146,245               1,185
     Other                       (257,843)         (267,167)            (22,022)
Forward Contracts:
     Currencies                   (28,808)          (17,838)            (39,727)
                               ------------     --------------     --------------
                                $1,372,035         $848,319          $ (159,244)
                               ------------     --------------     --------------
                               ------------     --------------     --------------

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series C commenced operations on June 10, 1998 with gross proceeds of $5,706,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) through June 25, 1999 resulted in additional gross proceeds to Series C of $10,880,806. Additional Interests of Series C will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   At June 25, 1999, 100% of Series C's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

   Since Series C's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series C's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series C's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series C's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series C and its trading advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with Series C's futures and forward contracts.

   Series C does not have, nor does it expect to have, any capital assets.

   Redemptions of limited interests for the Second Quarter 1999 were $466,398. Redemptions of limited interests for the period from June 10, 1998 (commencement of operations) through June 25, 1999 were $877,093. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   Series C commenced trading operations on June 10, 1998, and as such, full quarterly comparative information is not applicable for 1998.

   The net asset value per Interest as of June 25, 1999 was $110.34, an increase of 5.87% from the December 31, 1998 net asset value per Interest of $104.22.

Quarterly Market Overview

   In the United States, as economic indicators strengthened and the Federal Reserve Bank announced they would raise interest rates, the U.S. dollar rose against most major currencies, especially European which were spurred by deteriorating confidence in the Euro. Throughout the second quarter, several issues weighed on world markets including significant price declines in global long-term interest bonds, the U.S. Federal Reserve's tightening of monetary policy and an increased supply of corporate debt. Furthermore, as the U.S. economy generated strength, investors feared possible inflation. U.S. bond prices fell, followed by European bonds which were depressed by rumors regarding Italy's retreat from the European Economic Union. Global stock markets recorded gains over the quarter, supported by solid corporate earnings and improved economies (especially Asian). In the commodity markets, the energy sector rallied as OPEC announced production cuts and lower inventories in oil and gasoline. A consistent tone prevailed in the agricultural and soft commodity markets as favorable seasonal growing conditions continued to weigh on prices.

Quarterly Performance for Series C

   Series C captured currency sector gains, particularly in Euro, Swiss franc, and British pound positions. Deteriorating confidence in the Euro and Italy's possible retraction from the European Economic Union caused the Euro to fall in value towards the end of the quarter. The Swiss franc also fell against the U.S. dollar after losing its safe haven attraction as the war in Kosovo ended and as the Federal Reserve Bank increased interest rates. In June, the British pound surpassed a 22-month low versus the U.S. dollar. The Bank of England lowered their interest rate indicating there would be further cuts in the near future.

   In the financial sector, gains were experienced in the Eurodollar and London 3-month bond. U.S. interest rate levels rose in June as strong consumer demand and an improving manufacturing sector caused economic growth to exceed most market expectations. As the U.S. equity and fixed income markets rose, the European markets followed suit.

   Profits were recorded in the energy sector from long positions in light crude, natural gas and unleaded gas. Crude oil prices rallied as extremely hot U.S. weather drove utility demand during June. The rally continued following statements by oil ministers from Saudi Arabia and Mexico regarding the high degree of compliance with the current OPEC production cuts. Additionally, natural gas products experienced low quarterly inventories.

   Losses were incurred in the metal sector. Base metals rallied sharply following announcements that two major companies would significantly cut copper output. If carried out, the estimated production cuts would almost eliminate the estimated global copper supply surplus.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $331,000, $185,000 and $15,000 for Year-To-Date 1999, Second Quarter 1999 and Second Quarter 1998, respectively.

   Commissions are calculated on Series C's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were $546,000, $313,000 and $21,000 for Year-To-Date 1999, Second Quarter 1999 and Second Quarter 1998, respectively.

   All trading decisions for Series C are made by Hyman Beck & Company, Inc. (the 'Trading Advisor'). Management fees are calculated on Series C's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $141,000, $81,000 and $5,000 for Year-To-Date 1999, Second Quarter 1999 and Second Quarter 1998, respectively.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among Series C, the Managing Owner and the Trading Advisor. Incentive fees were $142,000 and $105,000 for Year-To-Date 1999 and Second Quarter 1999, respectively. No incentive fees were earned during Second Quarter 1998.

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). Series C does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits--

 3.1
 and
 4.1--Second Amended and Restated Declaration of Trust and Trust Agreements of
      World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibits 3.1 and 4.1 to Series C's Registration Statement on Form S-1, File No. 333-43043)

 4.2--Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series C's Registration Statement on Form S-1, File No. 333-43043)

 4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to
      Series C's Registration Statement on Form S-1, File No. 333-43043)

 4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series C's Registration Statement on Form S-1, File No. 333-43043)

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

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 9, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer