Form 10-Q
period 1999-09-24
WORLD MONITOR TRUST SERIES C
filed 1999-11-08
CIK 1051824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 24, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 24,     December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $16,994,459      $10,653,709
Net unrealized gain on open commodity positions                          1,021,397          730,421
                                                                      -------------     ------------
Net equity                                                              18,015,856       11,384,130
Accrued interest receivable                                                 61,352          --
                                                                      -------------     ------------
Total assets                                                           $18,077,208      $11,384,130
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    95,258      $    71,305
Management fee payable                                                      27,301           19,620
Redemptions payable                                                          1,837          --
Incentive fee payable                                                        1,791          --
                                                                      -------------     ------------
Total liabilities                                                          126,187           90,925
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (164,712.281 and 107,003.103 interests
  outstanding)                                                          17,703,809       11,151,465
General interests (2,300 and 1,360 interests outstanding)                  247,212          141,740
                                                                      -------------     ------------
Total trust capital                                                     17,951,021       11,293,205
                                                                      -------------     ------------
Total liabilities and trust capital                                    $18,077,208      $11,384,130
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $    107.48      $    104.22
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               For the
                                              For the        period from         For the         For the
                                            period from     June 10, 1998      period from     period from
                                            January 1,     (commencement of     June 26,        June 27,
                                              1999 to       operations) to       1999 to         1998 to
                                           September 24,    September 25,     September 24,   September 25,
                                               1999              1998             1999            1998
-----------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                              $   820,059        $(96,094)        $(784,184)      $   4,995
Change in net unrealized gain on open
  commodity positions                           290,976         672,381           523,184         730,536
Interest income                                 554,089         118,609           223,020         103,810
                                           -------------   ----------------   -------------   -------------
                                              1,665,124         694,896           (37,980)        839,341
                                           -------------   ----------------   -------------   -------------
EXPENSES
Commissions                                     889,358         164,709           343,243         143,870
Management fees                                 230,071          42,532            88,851          37,155
Incentive fees                                  143,659          85,488             1,791          85,488
                                           -------------   ----------------   -------------   -------------
                                              1,263,088         292,729           433,885         266,513
                                           -------------   ----------------   -------------   -------------
Net income (loss)                           $   402,036        $402,167         $(471,865)      $ 572,828
                                           -------------   ----------------   -------------   -------------
                                           -------------   ----------------   -------------   -------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                           $   399,852        $397,589         $(463,878)      $ 565,924
                                           -------------   ----------------   -------------   -------------
                                           -------------   ----------------   -------------   -------------
General interests                           $     2,184        $  4,578         $  (7,987)      $   6,904
                                           -------------   ----------------   -------------   -------------
                                           -------------   ----------------   -------------   -------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest              $      2.80        $   5.85         $   (2.92)      $    7.65
                                           -------------   ----------------   -------------   -------------
                                           -------------   ----------------   -------------   -------------
Weighted average number of limited and
  general interests outstanding                 143,809          68,715           161,551          74,849
                                           -------------   ----------------   -------------   -------------
                                           -------------   ----------------   -------------   -------------
-----------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            108,363.103     $11,151,465     $141,740      $11,293,205
Contributions                                71,106.135       7,496,381      103,288        7,599,669
Net income                                      --              399,852        2,184          402,036
Redemptions                                 (12,456.957)     (1,343,889)       --          (1,343,889)
                                           ------------     -----------     ---------     -----------
Trust capital--September 24, 1999           167,012.281     $17,703,809     $247,212      $17,951,021
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 24, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series C ('Series C') as of September 24, 1999 and the results of its operations for the periods from January 1, 1999 to September 24, 1999 ('Year-To-Date 1999'), June 10, 1998 (commencement of operations) to September 25, 1998 ('Year-To-Date 1998'), June 26, 1999 to September 24, 1999 ('Third Quarter 1999') and June 27, 1998 to September 25, 1998 ('Third Quarter 1998'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   As of September 24, 1999, a non-U.S. affiliate of the Managing Owner owns
103.156 limited interests of Series C.

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

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 24, 1999, such segregated assets totalled $15,770,270. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series C related to foreign futures and options trading which totalled $2,273,760 at September 24, 1999. There are no segregation requirements for assets related to forward trading.

   As of September 24, 1999, all open futures and forward contracts mature within one year.

   As of September 24, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts for Series C were:

                                          1999            1998
                                      ------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $ 30,014,596    $ 48,489,458
  Commitments to sell                  169,638,573     117,063,496

Currency Futures Contracts:
  Commitments to purchase               28,755,853       4,412,265
  Commitments to sell                   19,765,340       7,040,770

Currency Forward Contracts:
  Commitments to purchase                  707,050         --
  Commitments to sell                    1,973,245         --

Other Futures Contracts:
  Commitments to purchase               17,803,196         414,073
  Commitments to sell                   12,101,491       6,486,721

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

   At September 24, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                       1999                              1998
                                           ----------------------------       --------------------------
                                             Assets         Liabilities        Assets        Liabilities
                                           ----------       -----------       --------       -----------
Futures Contracts:
  Domestic exchanges
     Financial                             $   40,651        $   54,725       $ 51,374        $    7,494
     Currencies                               940,708            22,259        101,585            76,033
     Other                                    345,167           373,463        106,122             6,522
  Foreign exchanges
     Financial                                215,351           227,517        525,504            26,524
     Other                                    338,967           153,309         74,713            12,304
Forward Contracts:
     Currencies                                35,129            63,303          --              --
                                           ----------       -----------       --------       -----------
                                           $1,915,973        $  894,576       $859,298        $  128,877
                                           ----------       -----------       --------       -----------
                                           ----------       -----------       --------       -----------

                                       6

   The following table presents the average fair value of futures and forward contracts for the periods detailed below:

                                                                                                                       Third
                                                                                                                      Quarter
                               Year-To-Date 1999             Year-To-Date 1998             Third Quarter 1999           1998
                           --------------------------     ------------------------     --------------------------     --------
                             Assets       Liabilities      Assets      Liabilities       Assets       Liabilities      Assets
                           ----------     -----------     --------     -----------     ----------     -----------     --------
Futures Contracts:
  Domestic exchanges
    Financial              $  121,701      $   13,940     $ 40,780      $   17,780     $  192,462      $   23,578     $101,950
    Currencies                707,639         148,035       37,482           9,589        846,610         218,736       93,706
    Other                     198,101          71,721       33,117           9,213        323,804         121,240       82,794
  Foreign exchanges
    Financial                 386,759          97,975       99,939           5,507        530,234         172,772      249,848
    Other                     140,733         115,100       11,810          34,798        183,364         145,329       29,525
Forward Contracts:
    Currencies                 27,487          44,650        2,849          27,005         22,402          68,109        7,123
                           ----------     -----------     --------     -----------     ----------     -----------     --------
                           $1,582,420      $  491,421     $225,977      $  103,892     $2,098,876      $  749,764     $564,946
                           ----------     -----------     --------     -----------     ----------     -----------     --------
                           ----------     -----------     --------     -----------     ----------     -----------     --------
                             Third
                            Quarter
                             1998
                          -----------
                          Liabilities
                          -----------
Futures Contracts:
  Domestic exchanges
    Financial              $   44,449
    Currencies                 23,972
    Other                      23,033
  Foreign exchanges
    Financial                  13,767
    Other                      86,995
Forward Contracts:
    Currencies                 67,511
                          -----------
                           $  259,727
                          -----------
                          -----------

   The following table presents the trading revenues of futures and forward contracts for the periods detailed below:

                            Year-To-Date     Year-To-Date     Third Quarter      Third Quarter
                                1999             1998              1999               1998
                            ------------     ------------     --------------     --------------
Futures Contracts:
  Domestic exchanges
     Financial               $(140,284)       $  396,440        $ (779,782)        $  385,791
     Currencies               1,897,210         (258,935)        1,259,960           (236,261)
     Other                    (639,217)         (205,885)         (939,065)          (119,230)
  Foreign exchanges
     Financial                 (47,954)          835,751          (130,044)           834,566
     Other                        7,480         (157,190)          265,323           (135,168)
Forward Contracts:
     Currencies                  33,800          (33,894)           62,608              5,833
                            ------------     ------------     --------------     --------------
                             $1,111,035       $  576,287        $ (261,000)        $  735,531
                            ------------     ------------     --------------     --------------
                            ------------     ------------     --------------     --------------

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series C commenced operations on June 10, 1998 with gross proceeds of $5,706,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) through September 24, 1999 resulted in additional gross proceeds to Series C of $12,856,374. Additional Interests of Series C will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   At September 24, 1999, 100% of Series C's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

   Redemptions of limited interests for the Third Quarter 1999 were $602,330. Redemptions of limited interests for the period from June 10, 1998 (commencement of operations) through September 24, 1999 were $1,479,423. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Interest as of September 24, 1999 was $107.48, an increase of 3.13% from the December 31, 1998 net asset value per Interest of $104.22, but a decrease of 2.59% from the June 25, 1999 net asset value per Interest of $110.34.

Quarterly Market Overview

   During the quarter, global financial markets experienced heavy volatility. In July, U.S. Federal Reserve policy gave markets a boost. However, record trade deficits, higher employment costs, fears of inflation, and higher interest rates in the U.S. quickly caused a reversal in U.S. stock and bond markets. Global stock and bond markets followed U.S. markets demonstrating increased volatility. The U.S. dollar also experienced fluctuations throughout the quarter as signs of a stronger U.S. economy versus the European community supported the dollar's rise to new highs against most major currencies. However, later in the quarter as a record trade gap and stronger than expected European economic data were reported, the U.S. dollar came under pressure and continued to fall against most major currencies and to record lows against the Japanese yen. In the commodities markets, energy prices rose as OPEC members agreed to maintain cuts in oil output. The metal sector experienced extreme movement as gold prices rose to a two-year high following reports that 15 European central banks would limit sales and retain higher gold reserves.

Quarterly Performance of Series C

   In the financial sector, Series C generated losses due to weakness in global bond markets. Pressure throughout Europe and the U.S. to raise rates continued to repress bond prices. Global interest rate markets followed the U.S. lead as rates moved higher. On August 24th, the Federal Open Market Committee decided to increase the U.S. federal funds rate by 25 basis points. In Japan, long-term interest rates rose during the first half of the quarter on concerns that more government bonds may be issued to finance the bailout of the weaker Japanese banks. Positions in Japanese government bonds and U.S. Treasury bonds incurred losses.

   Losses in the grain sector were derived from long soybean, soybean meal, and soybean oil positions. Soybeans and soybean oil prices fell on alleviation of drought-related supply concerns, and the market began to focus on weak domestic demand towards quarter-end.

   Series C captured gains in the energy sector from long positions in natural gas, unleaded gas, and heating oil. OPEC's production cuts continued to prove effective for oil markets. Expectations that current output levels could be maintained for the foreseeable future also contributed to the bullish sentiment. Gas markets also benefited from OPEC's actions.

   Trading in the index sector resulted in losses due to positions in the EUR DAX (Germany), Nikkei Dow (Japan), and the S&P 500. In Germany, Chancellor Schroeder's political programs for economic reform seemed in trouble as state election polls showed that his Social Democrat party would lose its majority in the Bundesrat, the upper chamber of German parliament, thus weighing on the value of the Deutsche mark. In Japan, the Nikkei Dow moved sideways and a bit downward though not demonstrating a bear trend, closing lower by quarter-end. The U.S. stock market fell 12% from its 1999 high in July in anticipation of an August interest rate hike. Global stock markets followed the U.S. market's lead. Pressure to raise rates throughout the world repressed global stock and bond prices throughout the remainder of the quarter.

   Gains accumulated in the currency sector were due to long Japanese yen positions. The yen rallied against the U.S. dollar and European currencies following a stronger-than-expected second quarter GDP report. The U.S. dollar plummeted to a 3 1/2 year low against the yen. The rally was sustained by an optimistic outlook for the Japanese economy, in addition to the absence of meaningful intervention by the Bank of Japan.

   Profits in the metal sector were derived from long copper, aluminum, and zinc positions. Base metals benefited from the planned consolidation of aluminum and copper producers, as this promised a better control of production and supply. Additionally, base metal prices, including zinc, moved higher as both growing demand and various production problems caused a decline in warehouse stocks.

   Series C commenced trading operations on June 10, 1998, and as such, full year to date comparative information is not meaningful for 1998. Increases in interest income, commissions, and management fees during Third Quarter 1999 as compared to Third Quarter 1998 are primarily due to the effect of contributions received and favorable trading performance during 1998 and 1999 on Series C's net asset values.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $554,000 and $119,000 for Year-To-Date 1999 and Year-To-Date 1998, respectively. Interest income increased $119,000 during Third Quarter 1999 as compared to Third Quarter 1998 due to the reasons discussed above, partially offset by lower interest rates in 1999.

   Commissions are calculated on Series C's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were $889,000 and $165,000 for Year-To-Date 1999 and Year-To-Date 1998, respectively. Commissions increased $199,000 during Third Quarter 1999 as compared to Third Quarter 1998 due to the reasons discussed above.

   All trading decisions for Series C are made by Hyman Beck & Company, Inc. (the 'Trading Advisor'). Management fees are calculated on Series C's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $230,000 and $43,000 for Year-To-Date 1999 and Year-To-Date 1998, respectively. Management fees increased $52,000 during Third Quarter 1999 as compared to Third Quarter 1998 due to the reasons discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among Series C, the Managing Owner and the Trading Advisor. Incentive fees were $144,000, $85,000, $2,000 and $85,000 for Year-To-Date 1999, Year-To-Date 1998, Third Quarter 1999 and Third Quarter 1998, respectively.

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

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 8, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer