Form 10-Q
period 2000-03-31
WORLD MONITOR TRUST SERIES C
filed 2000-05-12
CIK 1051824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $12,968,014      $17,735,229
Net unrealized gain on open futures contracts                              605,118          926,878
Net unrealized gain on open forward contracts                              --                21,916
Accrued interest receivable                                                  2,002          --
                                                                      -------------     ------------
Total assets                                                           $13,575,134      $18,684,023
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    91,821      $   127,800
Redemptions payable                                                         47,172           52,286
Net unrealized loss on open forward contracts                               27,517          --
Management fees payable                                                     26,295           35,938
Incentive fees payable                                                     --                   100
                                                                      -------------     ------------
Total liabilities                                                          192,805          216,124
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (176,338.669 and 189,911.407 interests
  outstanding)                                                          13,195,257       18,227,946
General interests (2,500 interests outstanding)                            187,072          239,953
                                                                      -------------     ------------
Total trust capital                                                     13,382,329       18,467,899
                                                                      -------------     ------------
Total liabilities and trust capital                                    $13,575,134      $18,684,023
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $     74.83      $     95.98
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            For the         For the
                                                                          period from     period from
                                                                          January 1,      January 1,
                                                                            2000 to         1999 to
                                                                           March 31,       March 26,
                                                                             2000            1999
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                        $(3,469,660)    $ 1,099,291
Change in net unrealized gain on open commodity positions                    (371,193)       (575,575)
Interest income                                                               230,627         146,127
                                                                         -------------   -------------
                                                                           (3,610,226)        669,843
                                                                         -------------   -------------
EXPENSES
Commissions                                                                   306,965         232,734
Management fees                                                                79,100          59,986
Incentive fees                                                                --               37,011
                                                                         -------------   -------------
                                                                              386,065         329,731
                                                                         -------------   -------------
Net income (loss)                                                         $(3,996,291)    $   340,112
                                                                         -------------   -------------
                                                                         -------------   -------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                         $(3,943,410)    $   336,695
                                                                         -------------   -------------
                                                                         -------------   -------------
General interests                                                         $   (52,881)    $     3,417
                                                                         -------------   -------------
                                                                         -------------   -------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest       $    (21.18)    $      2.79
                                                                         -------------   -------------
                                                                         -------------   -------------
Weighted average number of limited and general interests outstanding          188,677         121,754
                                                                         -------------   -------------
                                                                         -------------   -------------
------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            192,411.407     $18,227,946     $239,953      $18,467,899
Contributions                                 6,131.874         547,482        --             547,482
Net loss                                        --           (3,943,410)     (52,881 )     (3,996,291)
Redemptions                                 (19,704.612)     (1,636,761)       --          (1,636,761)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 2000               178,838.669     $13,195,257     $187,072      $13,382,329
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series C ('Series C') as of March 31, 2000 and the results of its operations for the periods from January 1, 2000 to March 31, 2000 ('First Quarter 2000') and January 1, 1999 to March 26, 1999 ('First Quarter 1999'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series C's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the 'Annual Report').

B. Related Parties

   The Managing Owner of Series C is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. The Managing Owner or its affiliates perform services for Series C which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to costs of offering Series C's Interests as well as its routine operational, administrative, legal and auditing costs.

   The costs charged to Series C for brokerage services for First Quarter 2000 and for First Quarter 1999 were $306,965 and $232,734, respectively.

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

   As of March 31, 2000, a non-U.S. affiliate of the Managing Owner owns 230.304 limited interests of Series C. Additionally, a director of the Managing Owner owns 108.189 limited interests of Series C.

C. Derivative Instruments and Associated Risks

   Series C is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series C's investment activities (credit risk).

Market risk

   Trading in futures and forward (including foreign exchange transactions) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series C's net assets being traded, significantly exceeds Series C's future cash requirements since Series C intends to close out its open positions prior to settlement. As a result, Series C is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series C considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series C's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series C enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series C to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series C holds and the liquidity and inherent volatility of the markets in which Series C trades.

Credit risk

   When entering into futures or forward contracts, Series C is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded in the United States and on most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to Series C's forward transactions is PSI, Series C's commodity broker. Series C has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series C's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series C.

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

   PSI, when acting as Series C's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At March 31, 2000, such segregated assets totalled $13,589,022. Part
30.7 of the CFTC regulations also requires PSI to secure assets of Series C related to foreign futures trading. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2000, Series C's open futures and forward contracts generally mature within one year.

   The following table presents the fair value of futures and forward contracts at March 31, 2000 and December 31, 1999:

                                                 March 31, 2000                   December 31, 1999
                                          ----------------------------       ----------------------------
                                            Assets         Liabilities         Assets         Liabilities
                                          ----------       -----------       ----------       -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                       $  340,957        $  --            $  130,618        $  --
     Stock indices                            --                 1,613           74,920            48,180
     Currencies                              302,840           156,363          442,034           124,200
     Commodities                             207,056            31,942          251,343            66,057
  Foreign exchanges
     Interest rates                          141,181            21,673          125,892            17,912
     Stock indices                            14,670            60,554          179,998           235,856
     Commodities                              10,288           139,729          359,687           145,409
Forward Contracts:
     Currencies                                4,785            32,302           30,613             8,697
                                          ----------       -----------       ----------       -----------
                                          $1,021,777        $  444,176       $1,595,105        $  646,311
                                          ----------       -----------       ----------       -----------
                                          ----------       -----------       ----------       -----------

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series C commenced operations on June 10, 1998 with gross proceeds of $5,706,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) to March 31, 2000 resulted in additional gross proceeds to Series C of $17,424,589. Additional Interests of Series C will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   Interests in Series C may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for First Quarter 2000 and for the period from June 10, 1998 (commencement of operations) to March 31, 2000 were $1,636,761 and $4,537,885, respectively. Additionally, Interests owned in one series may be exchanged, without any charge, for Interests of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 31, 2000, 100% of Series C's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

Results of Operations

   The net asset value per Interest as of March 31, 2000 was $74.83, a decrease of 22.04% from the December 31, 1999 net asset value per Interest of $95.98.

   Series C's gross trading gains/(losses) were ($3,840,853) during First Quarter 2000 compared to $523,716 during First Quarter 1999. Due to the nature of Series C's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series C's current quarter trading results is presented below.

Quarterly Market Overview

   While the Y2K scare passed without incident, the new year brought renewed volatility to the world's financial markets. As stock indices reached new highs, stock valuations appeared driven more by investor interest than each company's fundamental earnings. March marked a reversal of the differences between 'old' economy and 'new' economy stocks as the technology laden indices slumped and many traditional indices recovered lost ground.

   The U.S. Federal Reserve, European Central Bank, Bank of England, Reserve Bank of Australia, and Bank of Canada increased interest rates in early February. The rate increases shared motivation of strong economic growth and concerns about inflation. Despite rate hikes and news of robust worldwide economic growth, global bond markets continued to rally partially due to investors seeking refuge from volatile equity markets.

   In the currency markets, the U.S. dollar advanced sharply in early 2000. The dollar's advance had been driven by strong growth and soaring asset prices, resulting in record levels of foreign capital coming into the United States. Since its inception a year ago, the euro has declined more than 17% against the U.S. dollar, 21% against the Japanese yen and 11% against the British pound. The euro touched an all time low at .9500 against the U.S. dollar in March. The currency's weakness has raised political problems for the European Central Bank and contributed to the recent decision to hike interest rates without any clear inflation threat. The Swiss franc had spent most of the last few months drifting lower against the U.S. dollar, tracking the euro's trend. The Japanese yen rallied sharply, gaining on the U.S. dollar and most other currencies in the final months of Japan's fiscal year (which ended March 31st). This is attributed to positive sentiment regarding Japan's economic recovery. Additionally, uncertainty regarding the direction of U.S. equities prompted many market participants to convert assets into yen.

   Energy prices continued their climb throughout January and February and into the first week of March. Crude oil futures prices rose above $33 a barrel, the highest level for a front-month (the most liquid) contract since the Gulf War in 1991. The energy sector reached a high early in March just prior to OPEC's agreement to increase production sufficiently to stabilize prices. Political pressure by the United States, along with a desire among OPEC members to maintain a crude oil price in the range of $22-$28 per barrel, prompted the cartel to announce a production increase. The May contract closed below $27 a barrel at quarter end.

Quarterly Performance of Series C

   The following is a summary of performance for the major sectors in which Series C traded:

   Interest rates (-): Global bond yields generally declined while inflationary pressure continued to build and economies improved. Losses incurred at the beginning of the quarter in short Japanese government bond and 30-year U.S. Treasury bond positions were partially offset by profits on long positions in U.S. Treasury notes and European bonds in March.

   Metals (-): Net losses in the metal sector resulted from short zinc positions as that market rallied amid evidence of increased demand. Series C's long exposure to gold also provided losses as prices drifted lower during the second half of the quarter.

   Stock indices (-): Despite profits in the German DAX, exposure in the index sector led to net losses due to long positions in the British FTSE and Japanese Nikkei.

   Currencies (-): Japanese yen gained on the U.S. dollar and most other currencies in the final month of Japan's fiscal year. Short yen positions as well as Japanese yen/British pound cross-rate positions resulted in losses.

   Softs (+): Short sugar positions contributed gains as that market fell during the first two months of the quarter.

   Series C's average net asset levels during First Quarter 2000 have increased from First Quarter 1999 primarily due to additional contributions received during 1999 and First Quarter 2000 offset, in part, by weak trading performance and redemptions during 1999 and First Quarter 2000. The increased average net asset levels have led to proportionate increases in the amount of interest earned by Series C as well as the commissions and management fees paid by Series C.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased $85,000 during First Quarter 2000 as compared to First Quarter 1999 due to the increase in net assets as discussed above as well as higher interest rates during 2000.

   Commissions are calculated on Series C's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions increased $74,000 during First Quarter 2000 as compared to First Quarter 1999 due to the increase in net assets as discussed above.

   All trading decisions for Series C are made by Hyman Beck & Company, Inc. (the 'Trading Advisor'). Management fees are calculated on Series C's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $19,000 during First Quarter 2000 as compared to First Quarter 1999 due to the increase in net assets as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among Series C, the Managing Owner and the Trading Advisor. Incentive fees were $37,000 for First Quarter 1999. No incentive fee was generated during First Quarter 2000.

Year 2000 Risk

   A discussion of Year 2000 and its effects on the operations of Series C is included in Series C's Annual Report.

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

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 12, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer