Form 10-Q
period 2000-06-30
WORLD MONITOR TRUST SERIES C
filed 2000-08-14
CIK 1051824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-25789

                         WORLD MONITOR TRUST--SERIES C
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3985042
--------------------------------------------------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


One New York Plaza, 13th Floor, New York, New York         10292
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $10,957,707      $17,735,229
Net unrealized gain on open futures contracts                              --               926,878
Net unrealized gain on open forward contracts                              --                21,916
Accrued interest receivable                                                  1,811          --
                                                                      -------------     ------------
Total assets                                                           $10,959,518      $18,684,023
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   114,249      $    52,286
Commissions payable                                                         26,348          127,800
Net unrealized loss on open forward contracts                               12,928          --
Management fees payable                                                      7,909           35,938
Incentive fees payable                                                     --                   100
                                                                      -------------     ------------
Total liabilities                                                          161,434          216,124
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (159,304.449 and 189,911.407 interests
  outstanding)                                                          10,677,437       18,227,946
General interests (1,800 and 2,500 interests outstanding)                  120,647          239,953
                                                                      -------------     ------------
Total trust capital                                                     10,798,084       18,467,899
                                                                      -------------     ------------
Total liabilities and trust capital                                    $10,959,518      $18,684,023
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $     67.03      $     95.98
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                For the           For the           For the           For the
                                              period from       period from       period from       period from
                                              January 1,        January 1,         April 1,          March 27,
                                                2000 to           1999 to           2000 to           1999 to
                                             June 30, 2000     June 25, 1999     June 30, 2000     June 25, 1999
-----------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                $(4,240,851)      $ 1,604,243       $  (771,191)      $   504,952
Change in net unrealized gain/loss on open
  commodity positions                            (961,722)         (232,208)         (590,529)          343,367
Interest income                                   437,079           331,069           206,452           184,942
                                            ---------------   ---------------   ---------------   ---------------
                                               (4,765,494)        1,703,104        (1,155,268)        1,033,261
                                            ---------------   ---------------   ---------------   ---------------
EXPENSES
Commissions                                       497,555           546,115           190,590           313,381
Management fees                                   128,198           141,220            49,098            81,234
Incentive fees                                   --                 141,868          --                 104,857
                                            ---------------   ---------------   ---------------   ---------------
                                                  625,753           829,203           239,688           499,472
                                            ---------------   ---------------   ---------------   ---------------
Net income (loss)                             $(5,391,247)      $   873,901       $(1,394,956)      $   533,789
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                             $(5,318,862)      $   863,730       $(1,375,452)      $   527,035
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
General interests                             $   (72,385)      $    10,171       $   (19,504)      $     6,754
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest                $    (29.48)      $      6.49       $     (7.90)      $      3.63
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
Weighted average number of limited and
  general interests outstanding                   182,892           134,711           176,597           147,182
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
-----------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            192,411.407     $18,227,946     $239,953      $18,467,899
Contributions                                 9,814.185         823,882        --             823,882
Net loss                                        --           (5,318,862)     (72,385 )     (5,391,247)
Redemptions                                 (41,121.143)     (3,055,529)     (46,921 )     (3,102,450)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 2000                161,104.449     $10,677,437     $120,647      $10,798,084
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series C ('Series C') as of June 30, 2000 and the results of its operations for the periods from January 1, 2000 to June 30, 2000 ('Year-To-Date 2000'), January 1, 1999 to June 25, 1999 ('Year-To-Date 1999'),
April 1, 2000 to June 30, 2000 ('Second Quarter 2000') and March 27, 1999 to June 25, 1999 ('Second Quarter 1999'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   As of June 7, 2000, Hyman Beck & Company, Inc. ('Hyman Beck') ceased to serve as a trading advisor to Series C. The advisory agreement among Series C, the Managing Owner and Hyman Beck was automatically terminated when the assets allocated to Hyman Beck declined by greater than 33 1/3% from their initial allocation on June 10, 1998. Series C's assets are not currently allocated to commodities trading and, as such, have not been subject to management fees or commissions since June 7, 2000. The Managing Owner is currently considering other independent commodity trading advisors to trade on behalf of Series C.

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

   The costs charged to Series C for brokerage services for Year-To-Date 2000, Year-To-Date 1999, Second Quarter 2000 and Second Quarter 1999 were $497,555, $546,115, $190,590 and $313,381, respectively.

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

   Series C, acting through its trading advisor, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and Series C pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of Series C.

   As of June 30, 2000, a non-U.S. affiliate of the Managing Owner owns 230.304 limited interests of Series C. Additionally, a director of the Managing Owner owns 108.189 limited interests of Series C.

C. Derivative Instruments and Associated Risks

   Series C is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series C's investment activities (credit risk).

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

   The Managing Owner attempts to minimize both credit and market risks by requiring Series C and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Advisory Agreement among Series C, the Managing Owner and Hyman Beck, provided that Series C shall automatically terminate Hyman Beck if the net asset value allocated to Hyman Beck declined by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. (See Note A for a discussion of the termination of Hyman Beck as a trading advisor to Series C.) Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series C will liquidate its positions, and eventually dissolve, if Series C experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series C.

   PSI, when acting as Series C's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At June 30, 2000, such segregated assets totalled $9,652,736. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series C related to foreign futures trading which totalled $1,292,043 at June 30, 2000. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2000, Series C's open forward contracts mature within three months.

   The following table presents the fair value of futures and forward contracts at December 31, 1999:

                                                                          Assets         Liabilities
                                                                        ----------       -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                                                     $  130,618        $  --
     Stock indices                                                          74,920            48,180
     Currencies                                                            442,034           124,200
     Commodities                                                           251,343            66,057
  Foreign exchanges
     Interest rates                                                        125,892            17,912
     Stock indices                                                         179,998           235,856
     Commodities                                                           359,687           145,409
Forward Contracts:
     Currencies                                                             30,613             8,697
                                                                        ----------       -----------
                                                                        $1,595,105        $  646,311
                                                                        ----------       -----------
                                                                        ----------       -----------

   The fair value of Series C's forward contracts consisted of $17,063 of assets and $29,991 of liabilities at June 30, 2000.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series C commenced operations on June 10, 1998 with gross proceeds of $5,706,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) to June 30, 2000 resulted in additional gross proceeds to Series C of $17,700,989. Additional Interests of Series C will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   Interests in Series C may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2000 and Second Quarter 2000 were $3,055,529 and $1,418,768, respectively. Redemptions of limited interests for the period from June 10, 1998 (commencement of operations) to June 30, 2000 were $5,956,653. The first redemption of general interests took place during the Second Quarter 2000 and totaled $46,921. Additionally, Interests owned in one series may be exchanged, without any charge, for Interests of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   Throughout Year-To-Date 2000, a significant portion of Series C's net assets was held in cash which was used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C will continue to own such liquid assets to be used as margin. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

Results of Operations

   The net asset value per Interest as of June 30, 2000 was $67.03, a decrease of 30.16% from the December 31, 1999 net asset value per Interest of $95.98 and a decrease of 10.42% from the March 31, 2000 net asset value per Interest of $74.83.

   Series C's gross trading gains/(losses) were ($5,203,000) and ($1,362,000) during Year-To-Date 2000 and Second Quarter 2000, respectively compared to $1,372,000 and $848,000 during Year-To-Date 1999 and

Second Quarter 1999, respectively. Due to the nature of Series C's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series C's Second Quarter 2000 trading results is presented below.

Quarterly Market Overview

   U.S. economic growth remained rapid throughout April and May, evidenced by economic indicators across the board. Consumer spending trended upward strongly and housing demand was high. Industrial production and wages expanded briskly in response to burgeoning domestic demand. Labor markets continued to be very tight as employment surged. Signs of an economic slowdown appeared in June as markets reacted to higher than expected unemployment numbers at the end of May. However, economic expansion remained robust in most world markets throughout the quarter. The Japanese economy showed indications of increased demand in the first five months of 2000. Economic activity in developing countries also continued. Key South American economies recovered from recent recessions, while several Asian emerging market countries settled into growth at a more sustained rate.

   During the quarter, financial markets were dominated by continued volatility in the equity sector. U.S. equity markets, especially more speculative technology stocks, experienced a sell-off in April as investors' confidence declined. Stock indices rallied toward the end of June, but the S&P, Dow, and NASDAQ all ended the first half of the year down.

   Global bond markets mirrored the volatility of the equity markets. Early in the quarter, both U.S. and European prices on interest rate instruments fell due to a rate hike by the European Central Bank at the end of April and a strong U.S. economy. Global bond prices plummeted again in May in anticipation of a U.S. interest rate hike. The U.S. Federal Reserve raised rates by 50 basis points to 6.5%. This forceful policy (more than the 25 basis point increases implemented since mid 1999) was due to the persistent strength of overall demand and growing pressure in a tight labor market. As the quarter continued and new economic data was released, it became apparent that the U.S. economy was decelerating and bond prices rallied slightly.

   The value of the U.S. dollar appreciated considerably against most major currencies at the beginning of the quarter, reflecting, in part, the larger increases in U.S. long-term yields relative to rates in most foreign countries. The dollar's rise against the euro was sizable, but it also made moderate gains against the British pound, Japanese yen, and Canadian dollar. In June, as the U.S. economy showed signs of slowing down, the U.S. dollar weakened against most major currencies. The euro reached all time lows in May before rallying in June as a result of solid European economic data and sentiment that the currency was undervalued. In May, the Japanese yen rose against the U.S. dollar supported by expectations of a possible change in the Bank of Japan's zero-interest rate policy. As the Japanese economy failed to sustain its recovery momentum, the yen lost some ground.

   Increased demand caused oil prices to surge at the beginning of the quarter. In June, OPEC countries agreed to increase oil production as higher gas prices put inflationary pressure on global economies and oil prices reversed downward. In the metals markets, the trend of falling prices in April and May reversed itself later in the quarter as gold soared driven, in part, by weakening in the U.S. dollar and U.S. economy.

Quarterly Performance of Series C

   The following is a summary of performance for the major sectors in which Series C traded:

   Financial (-): Long Japanese government bond positions resulted in gains as the Japanese government deferred their decision to change their current zero interest rate policy. Losses in long 10-year euro bond positions were due to actions taken by the European Central Bank to raise short-term rates in April and June.

   Metals (-): Short aluminum positions incurred losses as prices rose driven by a weakening U.S. economy.

   Index (-): The second quarter brought a reversal to some global equity markets. A strong U.S. economy began showing signs of a slowdown and U.S. equity markets experienced an April sell-off. Overall, continued volatility in world equity markets resulted in losses in Nikkei Dow and euro DAX positions.

   Currency (-): Shifting expectations regarding the timing of tightening monetary policy by the Bank of Japan reversed the direction of the yen downward, resulting in losses for long yen and Japanese yen/U.S. dollar cross-rate positions.

   Softs (+): Sugar prices were consistently strong throughout the quarter as producing countries placed new orders to cover shortfalls. Long sugar positions resulted in gains.

   As of June 7, 2000, Hyman Beck & Company, Inc. ('Hyman Beck') ceased to serve as a trading advisor to Series C. The advisory agreement among Series C, the Managing Owner and Hyman Beck was automatically terminated when the assets allocated to Hyman Beck declined by greater than 33 1/3% from their initial allocation on June 10, 1998. Series C's assets are not currently allocated to commodities trading and, as such, have not been subject to management fees or commissions since June 7, 2000. The Managing Owner is currently considering other independent commodity trading advisors to trade on behalf of Series C.

   Series C's average net asset levels during Year-To-Date 2000 and Second Quarter 2000 have decreased from Year-To-Date 1999 and Second Quarter 1999 primarily due to redemptions during 1999 and 2000 and unfavorable trading performance during the second half of 1999 and Year-To-Date 2000 offset, in part, by additional contributions during 1999 and Year-To-Date 2000.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased $106,000 and $22,000 during Year-To-Date 2000 and Second Quarter 2000, respectively as compared to Year-To-Date 1999 and Second Quarter 1999, respectively due to higher interest rates during 2000 offset, in part, by the overall decrease in net assets during 2000 versus 1999 as discussed above.

   Commissions were calculated on Series C's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased $49,000 and $123,000 during Year-To-Date 2000 and Second Quarter 2000, respectively as compared to Year-To-Date 1999 and Second Quarter 1999, respectively due to the decrease in average net assets as well as the postponement of commissions charged to Series C by PSI on the net assets unallocated to commodities trading as discussed above.

   Until June 7, 2000 all trading decisions for Series C were made by Hyman Beck & Company, Inc. Management fees were calculated on Series C's net asset value at the end of each week and, therefore, were affected by weekly trading performance, contributions and redemptions. Management fees decreased $13,000 and $32,000 during Year-To-Date 2000 and Second Quarter 2000, respectively as compared to Year-To-Date 1999 and Second Quarter 1999, respectively due to the decrease in average net assets as well as the termination of Hyman Beck as the trading advisor of Series C as discussed above.

   Incentive fees were based on the New High Net Trading Profits generated by the trading advisor, as defined in the Advisory Agreement among Series C, the Managing Owner and the trading advisor. Incentive fees were $142,000 and $105,00 for Year-To-Date 1999 and Second Quarter 1999, respectively. No incentive fees were generated during Year-To-Date 2000.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective July 2000, Joseph A. Filicetti resigned as President and a Director of Prudential Securities Futures Management Inc.

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

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 14, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer