Form 10-Q
period 2000-09-29
WORLD MONITOR TRUST SERIES C
filed 2000-11-13
CIK 1051824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 29, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 29,     December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 7,823,761      $17,735,229
Net unrealized gain on open futures contracts                                   --          926,878
Net unrealized gain on open forward contracts                                   --           21,916
Accrued interest receivable                                                  1,283               --
                                                                      -------------     ------------
Total assets                                                           $ 7,825,044      $18,684,023
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   133,729      $    52,286
Commissions payable                                                             --          127,800
Management fees payable                                                         --           35,938
Incentive fees payable                                                          --              100
                                                                      -------------     ------------
Total liabilities                                                          133,729          216,124
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (111,338.333 and 189,911.407 interests
  outstanding)                                                           7,589,072       18,227,946
General interests (1,500 and 2,500 interests outstanding)                  102,243          239,953
                                                                      -------------     ------------
Total trust capital                                                      7,691,315       18,467,899
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 7,825,044      $18,684,023
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $     68.16      $     95.98
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the              For the              For the              For the
                                 period from          period from          period from          period from
                                  January 1,           January 1,            July 1,              June 26,
                                   2000 to              1999 to              2000 to              1999 to
                              September 29, 2000   September 24, 1999   September 29, 2000   September 24, 1999
---------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions         $ (4,253,779)         $  820,059            $(12,928)           $ (784,184)
Change in net unrealized
  gain/loss on open
  commodity positions                (948,794)            290,976              12,928               523,184
Interest income                       585,510             554,089             148,431               223,020
                              ------------------   ------------------   ------------------   ------------------
                                   (4,617,063)          1,665,124             148,431               (37,980)
                              ------------------   ------------------   ------------------   ------------------
EXPENSES
Commissions                           497,555             889,358                  --               343,243
Management fees                       128,198             230,071                  --                88,851
Incentive fees                             --             143,659                  --                 1,791
                              ------------------   ------------------   ------------------   ------------------
                                      625,753           1,263,088                  --               433,885
                              ------------------   ------------------   ------------------   ------------------
Net income (loss)                $ (5,242,816)         $  402,036            $148,431            $ (471,865)
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                $ (5,172,229)         $  399,852            $146,633            $ (463,878)
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
General interests                $    (70,587)         $    2,184            $  1,798            $   (7,987)
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
NET INCOME (LOSS) PER
  WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net income (loss) per
  weighted average limited
  and general interest           $     (31.54)         $     2.80            $   1.11            $    (2.92)
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
Weighted average number of
  limited and general
  interests outstanding               166,204             143,809             133,777               161,551
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
---------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                             INTERESTS       INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            192,411.407     $18,227,946     $239,953      $18,467,899
Contributions                                 9,814.185         823,882           --          823,882
Net loss                                                     (5,172,229)     (70,587 )     (5,242,816)
Redemptions                                 (89,387.259)     (6,290,527)     (67,123 )     (6,357,650)
                                            -----------     -----------     ---------     -----------
Trust capital--September 29, 2000           112,838.333     $ 7,589,072     $102,243      $ 7,691,315
                                            -----------     -----------     ---------     -----------
                                            -----------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series C ('Series C') as of September 29, 2000 and the results of its operations for the periods from January 1, 2000 to September 29, 2000 ('Year-To-Date 2000'), January 1, 1999 to September 24, 1999 ('Year-To-Date 1999'), July 1, 2000 to September 29, 2000 ('Third Quarter 2000') and June 26, 1999 to September 24, 1999 ('Third Quarter 1999'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series C's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

   As of June 7, 2000, Hyman Beck & Company, Inc. ('Hyman Beck') ceased to serve as a trading advisor to Series C. The Advisory Agreement among Series C, the Managing Owner and Hyman Beck was automatically terminated when the assets allocated to Hyman Beck declined by greater than 33 1/3% from their initial allocation on June 10, 1998. At September 29, 2000, Series C's assets were not allocated to commodities trading and, as such, have not been subject to management fees or commissions since June 7, 2000. On November 13,
2000, the Managing Owner reallocated Series C's assets, which were previously traded by Hyman Beck, to Northfield Trading L.P. ('Northfield'), an independent commodities trading advisor. The monthly management fee to be paid to Northfield equals 0.0385% of Series C's allocated assets determined as of the close of business each Friday (an annual rate of 2%), the same fee previously paid to Hyman Beck. The quarterly incentive fee to be paid to Northfield equals 20% of the New High Net Trading Profits as defined in the Advisory Agreement among Series C, the Managing Owner and Northfield as compared to 23% paid to Hyman Beck. Additionally, Northfield must recoup the cumulative trading losses of Hyman Beck before it is paid an incentive fee.

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for Series C on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

   The costs charged to Series C for brokerage services for Year-To-Date 2000, Year-To-Date 1999, and Third Quarter 1999 were $497,555, $889,358 and $343,243, respectively. There were no costs charged to Series C for brokerage services for Third Quarter 2000.

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

   As of September 29, 2000, a non-U.S. affiliate of the Managing Owner owns
230.304 limited interests of Series C. Additionally, a director of the Managing Owner owns 108.189 limited interests of Series C.

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

   The Managing Owner attempts to minimize both credit and market risks by requiring Series C and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Advisory Agreements among Series C, the Managing Owner and each trading advisor provide that Series C shall automatically terminate a trading advisor if the net asset value allocated to that trading advisor declined by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. (See Note A for a discussion of the termination of Hyman Beck as a trading advisor to Series C.) Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series C will liquidate its positions, and eventually dissolve, if Series C experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series C.

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

Liquidity and Capital Resources

   Series C commenced operations on June 10, 1998 with gross proceeds of $5,706,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) to September 29, 2000 resulted in additional gross proceeds to Series C of $17,700,989. Additional Interests of Series C will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   Interests in Series C may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2000 and Third Quarter 2000 were $6,290,527 and $3,234,998, respectively. Redemptions of limited interests for the period from June 10, 1998 (commencement of operations) to September 29, 2000 were $9,191,651. Redemptions of general interests for Year-To-Date 2000 and Third Quarter 2000 were $67,123 and $20,202, respectively. The first redemption of general interests took place during 2000. Additionally, Interests owned in one series may be exchanged, without any charge, for Interests of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. World Monitor Trust--Series A is no longer offered to the public as it achieved its subscription maximum during November 1999. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

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

Results of Operations

   The net asset value per Interest as of September 29, 2000 was $68.16, a decrease of 28.99% from the December 31, 1999 net asset value per Interest of $95.98 and an increase of 1.69% from the June 30, 2000 net asset value per Interest of $67.03.

   Series C's gross trading gains/(losses) were ($5,203,000), $1,111,000 and ($261,000) during Year-To-Date 2000, Year-To-Date 1999 and Third Quarter 1999, respectively. As further discussed below, Series C's assets were not allocated to commodities trading during Third Quarter 2000 as a result of the termination of Hyman Beck. Therefore, there were no gross trading gains/(losses) for Third Quarter 2000. Due to the nature of Series C's trading activities, a period to period comparison of its trading results is not meaningful.

   As of June 7, 2000, Hyman Beck, ceased to serve as a trading advisor to Series C. The Advisory Agreement among Series C, the Managing Owner and Hyman Beck was automatically terminated when the assets allocated to Hyman Beck declined by greater than 33 1/3% from their initial allocation on June 10, 1998. At September 29, 2000, Series C's assets were not allocated to commodities trading and, as such, have not been subject to management fees or commissions since June 7, 2000. On November 13, 2000, the Managing Owner reallocated Series C's assets, which were previously traded by Hyman Beck, to Northfield, an independent commodities trading advisor. The monthly management fee to be paid to Northfield equal 0.0385% of Series C's allocated assets determined as of the close of business each Friday (an annual rate of 2%), the same fee previously paid to Hyman Beck. The quarterly incentive fee to be paid to Northfield equals 20% of the New High Net Trading Profits as defined in the Advisory Agreement among Series C, the Managing Owner and Northfield as compared to 23% paid to Hyman Beck. Additionally, Northfield must recoup the cumulative trading losses of Hyman Beck before it is paid an incentive fee.

   Series C's average net asset levels during Year-To-Date 2000 and Third Quarter 2000 have decreased from Year-To-Date 1999 and Third Quarter 1999 primarily due to redemptions during 1999 and 2000 and unfavorable trading performance during the second half of 1999 and the first half of 2000 offset, in part, by additional contributions during 1999 and Year-To-Date 2000.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased $31,000 during Year-To-Date 2000 as compared to Year-To-Date 1999 due to higher interest rates during 2000 offset, in part, by the overall decrease in net assets during 2000 versus 1999 as discussed above. Interest income decreased $75,000 during Third Quarter 2000 as compared to Third Quarter 1999 due to the overall decrease in net assets during 2000, particularly during Third Quarter 2000, versus 1999 as discussed above offset, in part, by higher interest rates during 2000.

   Commissions were calculated on Series C's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased $392,000 and $343,000 during Year-To-Date 2000 and Third Quarter 2000, respectively, as compared to Year-To-Date 1999 and Third Quarter 1999, due to the decrease in average net assets as well as the postponement of commissions charged to Series C by PSI on the net assets unallocated to commodities trading as discussed above.

   Until June 7, 2000 all trading decisions for Series C were made by Hyman Beck. Management fees were calculated on Series C's net asset value at the end of each week and, therefore, were affected by weekly trading performance, contributions and redemptions. Management fees decreased $102,000 and $89,000 during Year-To-Date 2000 and Third Quarter 2000, respectively, as compared to Year-To-Date 1999 and Third Quarter 1999, due to the decrease in average net assets as well as the termination of Hyman Beck as the trading advisor of Series C as discussed above.

   Incentive fees were based on the New High Net Trading Profits generated by Hyman Beck, as defined in the Advisory Agreement among Series C, the Managing Owner and Hyman Beck. Incentive fees were $144,000 and $2,000 for Year-To-Date 1999 and Third Quarter 1999, respectively. No incentive fees were generated during Year-To-Date 2000.

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for Series C on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective September 2000, Eleanor L. Thomas was elected by the Board of Directors of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti.

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

 4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to
      Series C's Registration Statement on Form S-1, File No. 333-43043)

 4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series C's Registration Statement on Form S-1, File No. 333-43043)

10.7--Advisory Agreement dated November 1, 2000 among the Registrant,
      Prudential Securities Futures Management Inc. and Northfield Trading L.P. (filed herewith)

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

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 13, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer