Form 10-Q
period 2001-03-30
WORLD MONITOR TRUST SERIES C
filed 2001-05-11
CIK 1051824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 30, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 30,      December 31,
                                                                           2001            2000
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $7,783,886      $8,485,803
Net unrealized gain on open futures contracts                            1,307,497       1,364,440
Accrued interest receivable                                                  1,370              --
                                                                        ----------     ------------
Total assets                                                            $9,092,753      $9,850,243
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                     $   65,029      $   70,591
Management fees payable                                                     17,693          24,235
Redemptions payable                                                         17,509          19,399
                                                                        ----------     ------------
Total liabilities                                                          100,231         114,225
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (94,413.824 and 103,274.013 interests outstanding)     8,899,392       9,633,406
General interests (988 and 1,100 interests outstanding)                     93,130         102,612
                                                                        ----------     ------------
Total trust capital                                                      8,992,522       9,736,018
                                                                        ----------     ------------
Total liabilities and trust capital                                     $9,092,753      $9,850,243
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interests ('Interests')         $    94.26      $    93.28
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                           For the         For the
                                                                         period from     period from
                                                                         January 1,      January 1,
                                                                           2001 to         2000 to
                                                                          March 30,       March 31,
                                                                            2001            2000
----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                       $   234,917     $(3,469,660)
Change in net unrealized gain on open commodity positions                    (56,943)       (371,193)
Interest income                                                              124,709         230,627
                                                                         -----------     -----------
                                                                             302,683      (3,610,226)
                                                                         -----------     -----------
EXPENSES
Commissions                                                                  175,793         306,965
Management fees                                                               45,498          79,100
                                                                         -----------     -----------
                                                                             221,291         386,065
                                                                         -----------     -----------
Net income (loss)                                                        $    81,392     $(3,996,291)
                                                                         -----------     -----------
                                                                         -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                        $    80,871     $(3,943,410)
                                                                         -----------     -----------
                                                                         -----------     -----------
General interests                                                        $       521     $   (52,881)
                                                                         -----------     -----------
                                                                         -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest      $       .80     $    (21.18)
                                                                         -----------     -----------
                                                                         -----------     -----------
Weighted average number of limited and general interests outstanding         101,455         188,677
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000              104,374.013     $9,633,406     $102,612      $9,736,018
Contributions                                     763.631         70,614           --          70,614
Net income                                                        80,871          521          81,392
Redemptions                                    (9,735.820)      (885,499)     (10,003 )      (895,502)
                                              -----------     ----------     ---------     ----------
Trust capital--March 30, 2001                  95,401.824     $8,899,392     $ 93,130      $8,992,522
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 30, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series C ('Series C') as of March 30, 2001 and the results of its operations for the periods from January 1, 2001 to March 30, 2001 ('First Quarter 2001') and January 1, 2000 to March 31, 2000 ('First Quarter 2000'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series C's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

B. Related Parties

   The Managing Owner of Series C is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. The Managing Owner or its affiliates perform services for Series C, which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to costs of offering Series C's Interests, as well as its routine operational, administrative, legal and auditing costs.

   The costs charged to Series C for brokerage services for First Quarter 2001 and First Quarter 2000 were $175,793 and $306,965, respectively.

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

   As of March 30, 2001, a non-U.S. affiliate of the Managing Owner owns 172.024 limited interests of Series C.

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

Market risk

   Trading in futures and forward (including foreign exchange) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series C's net assets being traded, significantly exceeds Series C's future cash requirements since Series C intends to close out its open positions prior to settlement. As a result, Series C is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series C considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series C's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series C enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series C to unlimited risk.

   Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series C holds and the liquidity and inherent volatility of the markets in which Series C trades.

Credit risk

   When entering into futures or forward contracts, Series C is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to Series C's forward transactions, if any, is PSI, Series C's commodity broker. Series C has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition, when applicable. The amount at risk associated with counterparty non-performance of all of Series C's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series C.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series C and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series C, the Managing Owner and the trading advisor, Series C shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 33 1/3% from the value at the beginning of any year or since the effective date of the advisory agreement. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series C will liquidate its positions, and eventually dissolve, if Series C experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and poli-
cies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series C.

   PSI, when acting as Series C's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 30, 2001, such segregated assets totalled $6,327,538.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series C related to foreign futures trading, which totalled $2,763,845 at March 30, 2001. There are no segregation requirements for assets related to forward trading.

   As of March 30, 2001, Series C's open futures contracts mature within three months.

   The following table presents the fair value of futures contracts at March 30, 2001 and December 31, 2000:

                                                       2001                               2000
                                           ----------------------------       ----------------------------
                                             Assets         Liabilities         Assets         Liabilities
                                           ----------       -----------       ----------       -----------
  Domestic exchanges
     Interest rates                        $  807,956         $ 1,719         $  690,183         $    --
     Currencies                               209,438              --            299,500              --
     Commodities                              161,480          13,163             29,920          14,700
  Foreign exchanges
     Interest rates                            30,988          23,425            212,658              --
     Stock indices                            109,362              --             38,411          13,862
     Commodities                               26,580              --            122,330              --
                                           ----------       -----------       ----------       -----------
                                           $1,345,804         $38,307         $1,393,002         $28,562
                                           ----------       -----------       ----------       -----------
                                           ----------       -----------       ----------       -----------

D. Financial Highlights

                                                                           First Quarter 2001
                                                                           -------------------
        Performance per Interest
           Net asset value, beginning of period                                  $ 93.28
           Net realized gain and change in net unrealized gain/loss
              on commodity transactions                                             1.93
          Interest income                                                           1.23
          Expenses                                                                 (2.18)
                                                                                --------
          Increase for the period                                                   0.98
                                                                                --------
          Net asset value, end of period                                         $ 94.26
                                                                                --------
                                                                                --------
        Total return                                                                1.05%
        Ratio to average net assets
          Interest income                                                           5.34%
          Expenses                                                                  9.47%

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series C commenced operations on June 10, 1998 with gross proceeds of $5,706,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) to March 30, 2001 resulted in additional gross proceeds to Series C of $17,771,585. Additional Interests of Series C will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   Interests in Series C may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for First Quarter 2001 and for the period from June 10, 1998 (commencement of operations) to March 30, 2001 were $885,499 and $10,673,705, respectively. Redemptions of general interests for First Quarter 2001 and for the period from June 10, 1998 (commencement of operations) to March 30, 2001 were $10,003 and $105,322, respectively. Additionally, Interests owned in one series of World Monitor Trust (Series A, B and C) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust on a weekly basis for as long as Interests in those series are being offered to the public. Since Interests in Series A are no longer being offered, participants can no longer exchange their Interests from Series B and/or Series C into Series A; however, participants can currently continue to exchange their Interests from Series A to Series B and/or Series C. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 30, 2001, 100% of Series C's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which is used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

   Since Series C's business is to trade futures contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series C's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series C's speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series C's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series C and its trading advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with Series C's futures contracts.

   Series C does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of March 30, 2001 was $94.26, an increase of 1.05% from the December 31, 2000 net asset value per Interest of $93.28. Past performance is not necessarily indicative of future results.

   Series C's gross trading gains/(losses) were $178,000 during First Quarter 2001 compared to $(3,841,000) during First Quarter 2000. Due to the nature of Series C's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series C's First Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The first quarter of 2001 brought a global economic slowdown to most world markets, characterized by negative earning reports, layoffs and low manufacturing numbers. Investor concerns regarding earnings sparked lower equity prices and tighter terms on credit. Consumer spending and business capital investment decelerated markedly, partly due to decreased consumer and business confidence. This weakening, which was especially evident in durable goods industries, led to large cutbacks in manufacturing outputs as numerous firms attempted to cut excess inventory. In addition, elevated energy costs drained consumer purchasing power and added to business costs, adversely affecting profits and stock market valuations. Except for energy prices, inflation rates remained subdued throughout the quarter.

   In light of the rapid weakening in economic expansion in recent months and deterioration in business and consumer confidence, the U.S. Federal Reserve followed a relatively aggressive policy, lowering rates three times during the first quarter of 2001. The Fed's attempt to avoid recession in the U.S. included a surprising 50 basis point cut between regularly scheduled Federal Open Market Committee meetings for a total 150 basis point reduction for the quarter. The Fed saw little inflation risk due to reduced pressure on resources which stemmed from sluggish performance of the economy and relatively subdued expectations of inflation. Other central banks followed the Fed's lead, lowering interest rates as well. In Japan, ongoing economic weakness reinforced expectations that the Bank of Japan (BOJ) would reinstate its zero interest rate policy. While it stopped short of directly cutting rates, in March the BOJ announced that it would take other measures to guide rates lower. As poor corporate earnings and weak economic data were released throughout the quarter, investors moved assets from equity markets to fixed income, driving bond markets higher.

   Equity markets performed poorly across the board during the first quarter as foreign stock markets generally followed the downtrend of the U.S. markets. Technology stocks led the way and the NASDAQ fell to its lowest level in nearly two years. Losses in the Dow Jones and NASDAQ brought these indices under the key 10,000 and 2,000 levels, respectively, and the DAX, FTSE, CAC-40 and Nikkei experienced similar losses.

   In foreign exchange markets, the U.S. dollar rose slightly against many foreign currencies throughout the quarter, reflecting expectations that some of those economies might be adversely affected by slower economic growth in the United States. Additionally, the U.S. dollar strengthened as investors around the globe felt that it was safest in this time of economic uncertainty. The dollar also rose versus the Japanese yen throughout the quarter, reflecting continuing economic stagnation in Japan. The euro rose against the U.S. dollar at the beginning of the quarter as prospects for U.S. short-term economic growth deteriorated relative to those for Europe. Later in the quarter, the euro traded lower against the dollar as weak economic data was released in Germany and the European Central Bank decided to leave interest rates unchanged, which dampened the outlook for European Union growth.

   Energy prices generally remained high throughout most of the quarter. Crude oil prices increased in January as OPEC announced a likely 5% cut in production. In March, an agreement by OPEC members to cut production for the second time this year was not enough to overcome concerns that slowing economies will reduce oil consumption and prices declined slightly.

Quarterly Performance of Series C

   The following is a summary of performance for the major sectors in which Series C traded:

   Interest rate (+): Fear of a U.S. recession and falling equity prices together with the U.S. Federal Reserve's rate reduction strategy resulted in a flight to quality in the bond market. Bond prices soared throughout the quarter and gains resulted from long positions in eurobonds and Japanese government bonds.

   Index (+): Weakness in the U.S. economy and negative earning reports from blue chip and technology companies caused U.S. and many foreign equity markets to tumble throughout the quarter. Short positions in the Hong Kong Hang Seng Index and the Nikkei Dow resulted in gains.

   Softs (+): Short cotton positions resulted in gains as prices declined amid a decrease in U.S. export levels, which generally leads to increased inventory.

   Currency (-): Series C incurred losses in long euro, Mexican peso and Swiss franc positions as many foreign currencies weakened against the U.S. dollar during the quarter. This was due, in part, to investors' concern that failure of the European Central Bank to match the U.S. Federal Reserve's interest rate cuts would jeopardize European economic growth relative to that of the U.S.

   Energy (-): Short energy positions resulted in losses as prices generally remained high during the first quarter of the year. Crude oil prices rose in January as OPEC announced production cuts.

   Decreases in interest income, commissions and management fees during First Quarter 2001 as compared to First Quarter 2000 are primarily due to the effect of redemptions throughout 2000 and 2001 as well as poor trading performance during the first half of 2000 on Series C's weekly net asset values, offset, in part, by favorable trading performance during the fourth quarter of 2000 and contributions received.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $106,000 during First Quarter 2001 as compared to First Quarter 2000 due to the decrease in average net asset levels as discussed above.

   Commissions are calculated on Series C's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased $131,000 during First Quarter 2001 as compared to First Quarter 2000 due to the decrease in average net asset levels as discussed above.

   As of June 7, 2000, Hyman Beck & Company, Inc. ('Hyman Beck') ceased to serve as a trading advisor to Series C. The advisory agreement among Series C, the Managing Owner and Hyman Beck was automatically terminated when the assets allocated to Hyman Beck declined by greater than 33 1/3% from their initial allocation on June 10, 1998. On November 13, 2000, the Managing Owner entered into a new advisory agreement with Northfield Trading L.P. (the 'Trading Advisor') to make the trading decisions for Series C.

   Management fees are calculated on Series C's net asset value allocated to the trading advisor at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $34,000 during First Quarter 2001 as compared to First Quarter 2000 due to the decrease in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the trading advisor, as defined in the advisory agreement among Series C, the Managing Owner and the trading advisor. No incentive fees were paid during First Quarter 2001 or First Quarter 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against Series C or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective February 2001 and March 2001, respectively, Alan J. Brody and A. Laurence Norton, Jr. resigned as Directors of Prudential Securities Futures Management Inc.

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

 4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to
      Series C's Registration Statement on Form S-1, File No. 333-43043)

 4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series C's Registration Statement on Form S-1, File No. 333-43043)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Series C has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 11, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer