Form 10-Q
period 2001-06-29
WORLD MONITOR TRUST SERIES C
filed 2001-08-10
CIK 1051824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 29, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-25789

                         WORLD MONITOR TRUST--SERIES C
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3985042
-------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

One New York Plaza, 13th Floor, New York, New York           10292
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 29,      December 31,
                                                                           2001            2000
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $7,278,023      $8,485,803
Net unrealized gain on open futures contracts                              347,163       1,364,440
Accrued interest receivable                                                  1,021              --
                                                                        ----------     ------------
Total assets                                                            $7,626,207      $9,850,243
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                     $  146,188      $   19,399
Commissions payable                                                         51,664          70,591
Management fees payable                                                     14,699          24,235
                                                                        ----------     ------------
Total liabilities                                                          212,551         114,225
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (85,150.097 and 103,274.013 interests outstanding)     7,337,994       9,633,406
General interests (878 and 1,100 interests outstanding)                     75,662         102,612
                                                                        ----------     ------------
Total trust capital                                                      7,413,656       9,736,018
                                                                        ----------     ------------
Total liabilities and trust capital                                     $7,626,207      $9,850,243
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interests ('Interests')         $    86.18      $    93.28
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the          For the          For the          For the
                                                period from      period from      period from      period from
                                                 January 1,       January 1,       March 31,         April 1,
                                                  2001 to          2000 to          2001 to          2000 to
                                               June 29, 2001    June 30, 2000    June 29, 2001    June 30, 2000
----------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                  $    553,888     $ (4,240,851)     $  318,971      $   (771,191)
Change in net unrealized gain/loss on open
  commodity positions                             (1,017,277)        (961,722)       (960,334)         (590,529)
Interest income                                      213,656          437,079          88,947           206,452
                                               --------------   --------------   --------------   --------------
                                                    (249,733)      (4,765,494)       (552,416)       (1,155,268)
                                               --------------   --------------   --------------   --------------
EXPENSES
Commissions                                          332,857          497,555         157,064           190,590
Management fees                                       86,123          128,198          40,625            49,098
                                               --------------   --------------   --------------   --------------
                                                     418,980          625,753         197,689           239,688
                                               --------------   --------------   --------------   --------------
Net loss                                        $   (668,713)    $ (5,391,247)     $ (750,105)     $ (1,394,956)
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------
ALLOCATION OF NET LOSS
Limited interests                               $   (661,227)    $ (5,318,862)     $ (742,098)     $ (1,375,452)
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------
General interests                               $     (7,486)    $    (72,385)     $   (8,007)     $    (19,504)
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND
  GENERAL INTEREST
Net loss per weighted average limited and
  general interest                              $      (6.90)    $     (29.48)     $    (8.18)     $      (7.90)
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------
Weighted average number of limited and
  general interests outstanding                       96,855          182,892          91,677           176,597
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------
----------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000              104,374.013     $9,633,406     $102,612      $9,736,018
Contributions                                   1,122.832        102,414           --         102,414
Net loss                                                        (661,227)      (7,486 )      (668,713)
Redemptions                                   (19,468.748)    (1,736,599)     (19,464 )    (1,756,063)
                                              -----------     ----------     ---------     ----------
Trust capital--June 29, 2001                   86,028.097     $7,337,994     $ 75,662      $7,413,656
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 29, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series C ('Series C') as of June 29, 2001 and the results of its operations for the periods from January 1, 2001 to June 29, 2001 ('Year-To-Date 2001'), March 31, 2001 to June 29, 2001 ('Second Quarter 2001'), January 1, 2000
to June 30, 2000 ('Year-To-Date 2000') and April 1, 2000 to June 30, 2000 ('Second Quarter 2000'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series C is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. The Managing Owner or its affiliates perform services for Series C, which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to the costs of offering Series C's Interests, as well as its routine operational, administrative, legal and auditing costs.

   The costs charged to Series C for brokerage services for Year-To-Date 2001, Year-To-Date 2000, Second Quarter 2001 and Second Quarter 2000 were $332,857, $497,555, $157,064 and $190,590, respectively.

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

   As of June 29, 2001, a non-U.S. affiliate of the Managing Owner owns 172.024 limited interests of Series C.

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

Credit risk

   When entering into futures or forward contracts, Series C is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series C enters into forward transactions, the sole counterparty is PSI, Series C's commodity broker. Series C has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series C's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series C.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series C and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series C, the Managing Owner and the trading advisor, Series C shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 33 1/3% from the value at the beginning of any year or since the effective date of the advisory agreement. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series C will liquidate its positions, and eventually dissolve, if Series C experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series C.

   PSI, when acting as Series C's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures trading (subject to the recent opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At June 29, 2001, such segregated assets totalled $5,514,839. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series C related to foreign futures trading, which totalled $2,110,347 at June 29, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC recently promulgated rules that allow futures commission merchants to permit certain customers, including Series C, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If Series C were to opt out, its funds could be held in a broader and riskier range of investments.

   As of June 29, 2001, Series C's open futures contracts mature within six months.

   The following table presents the fair value of futures contracts at June 29, 2001 and December 31, 2000:

                                                       2001                               2000
                                           ----------------------------       ----------------------------
                                             Assets         Liabilities         Assets         Liabilities
                                           ----------       -----------       ----------       -----------
  Domestic exchanges
     Interest rates                        $   18,609         $15,095         $  690,183         $    --
     Stock indices                                 --           7,000                 --              --
     Currencies                                64,563          12,450            299,500              --
     Commodities                              149,560           2,363             29,920          14,700
  Foreign exchanges
     Interest rates                            39,637           1,547            212,658              --
     Stock indices                             75,848          33,579             38,411          13,862
     Commodities                               70,980              --            122,330              --
                                           ----------       -----------       ----------       -----------
                                           $  419,197         $72,034         $1,393,002         $28,562
                                           ----------       -----------       ----------       -----------
                                           ----------       -----------       ----------       -----------

D. Financial Highlights

                                                           Year-To-Date 2001     Second Quarter 2001
                                                           ------------------    --------------------
   Performance per Interest
      Net asset value, beginning of period                      $  93.28               $  94.26
                                                              ----------             ----------
      Net realized gain and change in net unrealized
         gain/loss on commodity transactions                       (4.96)                 (6.89)
     Interest income                                                2.19                    .96
     Expenses                                                      (4.33)                 (2.15)
                                                              ----------             ----------
     Decrease for the period                                       (7.10)                 (8.08)
                                                              ----------             ----------
     Net asset value, end of period                             $  86.18               $  86.18
                                                              ----------             ----------
                                                              ----------             ----------
   Total return                                                    (7.61)%                (8.57)%
   Ratio to average net assets
     Interest income                                                4.88%                  4.35%
     Expenses                                                       9.58%                  9.67%

                                       6

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series C commenced operations on June 10, 1998 with gross proceeds of $5,706,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) to June 29, 2001 resulted in additional gross proceeds to Series C of $17,803,385. Additional Interests of Series C will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   Interests in Series C may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2001 and Second Quarter 2001 were $1,736,599 and $ 851,100, respectively, and for general interests were $19,464 and $9,461, respectively. Redemptions of limited and general interests for the period from June 10, 1998 (commencement of operations) to June 29, 2001 were $11,524,805 and $114,783, respectively. Additionally, Interests owned in one series of World Monitor Trust (Series A, B and C) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust on a weekly basis for as long as Interests in those series are being offered to the public. Since Interests in Series A are no longer being offered, participants can no longer exchange their Interests from Series B and/or Series C into Series A; however, participants can currently continue to exchange their Interests from Series A to Series B and/or Series C. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 29, 2001, 100% of Series C's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which is used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

   Since Series C's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series C's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series C's speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series C's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series C and its trading advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with Series C's futures and forward contracts.

   Series C does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of June 29, 2001 was $86.18, a decrease of 7.61% from the December 31, 2000 net asset value per Interest of $93.28 and a decrease of 8.57% from the March 30, 2001 net asset value of $94.26. Past performance is not necessarily indicative of future results.

   Series C's gross trading losses were $463,000 and $641,000 during Year-To-Date 2001 and Second Quarter 2001 compared to $5,203,000 and $1,362,000 during Year-To-Date 2000 and Second Quarter 2000. Due to the nature of Series C's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series C's Second Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The global economy remained sluggish during the second quarter of 2001 and as a result, U.S. and global stock markets continued their downward trend. In the U.S., heightened concerns regarding cutbacks in industrial production and future sales caused downward revisions of corporate earnings. Business investment and capital spending were weak and appeared to be decreasing further, reflecting in part the downtrend in manufacturing output. Labor demand weakened considerably and unemployment rose. Consumer spending held up relatively well despite deceleration in income, reduced household net worth, and deterioration in consumer sentiment. Economic activity in foreign industrial countries decelerated as well, due in part to softening of the U.S. economy, weakness in world high-tech markets and the downward adjustment in global equity prices. Expansion in Europe, including the United Kingdom, and Canada slowed significantly, while the Japanese economy slowed after a brief rebound late last year. In addition, economic growth in many developing countries softened, reflecting, in part, weaker external demand. In the U.S., overall inflation, as measured by the Consumer Price Index (CPI), increased slightly, but was held down by a deceleration in energy prices.

   As a result of weak global economies, equity markets continued to perform poorly during most of the quarter. In April, U.S. equity markets, particularly the NASDAQ, rallied briefly after the U.S. Federal Reserve (Fed) called an unscheduled meeting to lower interest rates before falling once again amid continuing softening economies and fears of weak corporate earnings. Markets rose briefly once again in June following the U.S. Federal Reserve's 25 basis point interest rate cut. This smaller than anticipated rate reduction seemed to signal a cessation of the Fed's recent series of aggressive rate cuts and caused many investors to exit the bond market and invest in equities.

   Interest rate instruments trended upward throughout most of the quarter as major central banks cut short-term interest rates in an attempt to bolster slowing economies. The U.S. Federal Reserve cut rates three times during the quarter lowering rates from 4.50% to 3.75%. The European Central Bank and the Bank of England cut interest rates by 25 basis points in May. This was the third interest rate reduction in five months for the Bank of England. Global bonds reversed downward towards quarter-end as the Fed cut rates by only 25 basis points, driving many investors out of interest rate instruments and into equities.

   In foreign exchange markets, the Japanese yen started the quarter strong before weakening against the U.S. dollar and other foreign currencies. This followed a government report that Japan's GDP shrank in the first quarter, generating fears that the Japanese economy may be slipping into recession. The Canadian dollar posted gains against the U.S. dollar as economic reports showed a 1.7% increase in exports to the U.S. in June. The British pound reached a 15 year low against the U.S. dollar in June amid concern that England would join the European Monetary Union. The euro declined against the U.S. dollar as well, amid signs of continuing weakness in the European economy.

   Energy prices fell in response to growing inventory levels of crude oil and related products. The American Petroleum Institute reported that the U.S. gasoline supply had reached its highest level in two years. Swelling energy inventories fed fears of an overall weakening demand for fuels in the slowing global economy. Additionally, the market fell when tropical storm Allison caused less damage along the Gulf Coast than was originally feared.

Quarterly Performance of Series C

   The following is a summary of performance for the major sectors in which Series C traded:

   Stock indices (-): Weak global economies and concerns regarding corporate earnings resulted in continued poor performance in the equity markets. Hong Kong Hang Seng, Nikkei Dow and DAX positions resulted in losses for Series C.

   Currencies (-): The euro declined against the U.S. dollar, Swiss franc and other foreign currencies amid fears of weakening European economies resulting in losses for long euro positions and short Swiss franc positions.

   Interest rates (-): Prices of most interest rate instruments trended upward throughout most of the quarter due to short-term interest rate cuts by major central banks in an attempt to bolster slowing economies. Short positions in Japanese government and eurodollar bonds resulted in losses for the Series C.

   Energies (+): Short natural gas positions resulted in gains as increased inventories and weakening demand drove prices downward.

   As of June 7, 2000, Hyman Beck & Company, Inc. ('Hyman Beck') ceased to serve as a trading manager to Series C. The advisory agreement among Series C, the Managing Owner and Hyman Beck was automatically terminated when the assets allocated to Hyman Beck declined by greater than 33 1/3% from their initial allocation on June 10, 1998. On November 13, 2000, the Managing Owner entered into a new advisory agreement with Northfield Trading L.P (the 'Trading Advisor') to make the trading decisions for Series C.

   Series C's average net asset levels during Year-To-Date 2001 and Second Quarter 2001 have significantly decreased from the Year-To-Date 2000 and Second Quarter 2000 levels primarily due to redemptions during 2001 and 2000. Favorable trading performance during the fourth quarter of 2000 helped to mitigate this decline in net assets at the start of the 2001 year. The declining asset levels led to proportionate decreases in the amount of interest earned by Series C, as well as commissions and management fees incurred, as further discussed below.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $223,000 and $118,000 during Year-To-Date 2001 and Second Quarter 2001 as compared to Year-To-Date 2000 and Second Quarter 2000, respectively, due to the decreases in average net asset levels, as discussed above, as well as the decline in interest rates during 2001 versus 2000.

   Commissions are calculated on Series C's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased $165,000 and $34,000 during Year-To-Date 2001 and Second Quarter 2001 as compared to Year-To-Date 2000 and Second Quarter 2000, respectively, due to the decreases in average net asset levels, as discussed above, offset, in part, by the fact that no commissions were generated while Series C's assets were not allocated to commodities trading during the period from June 7, 2000 to November 13, 2000.

   Management fees are calculated on Series C's net asset value allocated to the trading advisor at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $42,000 and $8,000 during Year-To-Date 2001 and Second Quarter 2001 as compared to Year-To-Date 2000 and Second Quarter 2000, respectively, due to the decreases in average net asset levels as discussed above, offset, in part, by the fact that no management fees were generated while Series C's assets were not allocated to commodities trading during the period from June 7, 2000 to November 13, 2000.

   Incentive fees are based on 'New High Net Trading Profits' generated by the trading advisor as defined in the advisory agreement among Series C, the Managing Owner and the trading advisor. No incentive fees were paid during Year-To-Date 2001 or Year-To-Date 2000.

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

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 10, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer
                                       11