Form 10-Q
period 2001-09-30
WORLD MONITOR TRUST SERIES C
filed 2001-11-09
CIK 1051824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 28, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 28,     December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 6,927,460       $8,485,803
Net unrealized gain on open futures contracts                              463,593        1,364,440
Accrued interest receivable                                                    810               --
                                                                      -------------     ------------
Total assets                                                           $ 7,391,863       $9,850,243
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $    56,341       $   19,399
Commissions payable                                                         40,609           70,591
Management fees payable                                                     11,492           24,235
                                                                      -------------     ------------
Total liabilities                                                          108,442          114,225
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (78,993.138 and 103,274.013 interests
  outstanding)                                                           7,203,356        9,633,406
General interests (878 and 1,100 interests outstanding)                     80,065          102,612
                                                                      -------------     ------------
Total trust capital                                                      7,283,421        9,736,018
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 7,391,863       $9,850,243
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $     91.19       $    93.28
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the              For the              For the              For the
                                 period from          period from          period from          period from
                                  January 1,           January 1,            June 30,             July 1,
                                   2001 to              2000 to              2001 to              2000 to
                              September 28, 2001   September 29, 2000   September 28, 2001   September 29, 2000
---------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions          $  963,615          $ (4,253,779)          $409,727             $(12,928)
Change in net unrealized
  gain/loss on open
  commodity positions               (900,847)             (948,794)           116,430               12,928
Interest income                      279,885               585,510             66,229              148,431
                              ------------------   ------------------   ------------------   ------------------
                                     342,653            (4,617,063)           592,386              148,431
                              ------------------   ------------------   ------------------   ------------------
EXPENSES
Commissions                          475,627               497,555            142,770                   --
Management fees                      123,050               128,198             36,927                   --
                              ------------------   ------------------   ------------------   ------------------
                                     598,677               625,753            179,697                   --
                              ------------------   ------------------   ------------------   ------------------
Net income (loss)                 $ (256,024)         $ (5,242,816)          $412,689             $148,431
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                 $ (252,941)         $ (5,172,229)          $408,286             $146,633
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
General interests                 $   (3,083)         $    (70,587)          $  4,403             $  1,798
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
NET INCOME (LOSS) PER
  WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net income (loss) per
  weighted average limited
  and general interest            $    (2.78)         $     (31.54)          $   5.00             $   1.11
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
Weighted average number of
  limited and general
  interests outstanding               92,223               166,204             82,603              133,777
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
---------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                              INTERESTS       INTERESTS      INTERESTS        TOTAL
------------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000             104,374.013     $ 9,633,406     $102,612      $ 9,736,018
Contributions                                  1,537.605         139,214           --          139,214
Net loss                                                        (252,941)      (3,083 )       (256,024)
Redemptions                                  (26,040.480)     (2,316,323)     (19,464 )     (2,335,787)
                                             -----------     -----------     ---------     -----------
Trust capital--September 28, 2001             79,871.138     $ 7,203,356     $ 80,065      $ 7,283,421
                                             -----------     -----------     ---------     -----------
                                             -----------     -----------     ---------     -----------
------------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series C ('Series C') as of September 28, 2001 and the results of its operations for the periods from January 1, 2001 to September 28, 2001 ('Year-To-Date 2001'), January 1, 2000 to September 29, 2000 ('Year-To-Date 2000'), June 30, 2001 to September 28, 2001 ('Third Quarter 2001') and July 1, 2000 to September 29, 2000 ('Third Quarter 2000'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

   The costs charged to Series C for brokerage services for Year-To-Date 2001, Year-To-Date 2000 and Third Quarter 2001 were $475,627, $497,555 and $142,770, respectively. There were no costs for brokerage services charged to Series C for Third Quarter 2000 as Series C's assets were not allocated to commodities trading during that period.

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

   As of September 28, 2001, a non-U.S. affiliate of the Managing Owner owns
172.024 limited interests of Series C.

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

   PSI, when acting as Series C's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures trading (subject to the opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At September 28, 2001, such segregated assets totalled $5,087,925. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series C related to foreign futures trading,
                                       5
which totalled $2,303,128 at September 28, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC promulgated rules that allow futures commission merchants to permit certain customers, including Series C, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If Series C were to opt out, its funds could be held in a broader and riskier range of investments.

   As of September 28, 2001, Series C's open futures contracts mature within three months.

   The following table presents the fair value of futures contracts at September 28, 2001 and December 31, 2000:

                                                      2001                               2000
                                           --------------------------       ------------------------------
                                            Assets        Liabilities          Assets          Liabilities
                                           --------       -----------       ------------       -----------
  Domestic exchanges
     Interest rates                        $310,505         $    --         $    690,183         $    --
     Stock indices                               --              --                   --              --
     Currencies                              70,950           6,375              299,500              --
     Commodities                             74,394              --               29,920          14,700
  Foreign exchanges
     Interest rates                          23,815           1,656              212,658              --
     Stock indices                               --           8,040               38,411          13,862
     Commodities                                 --              --              122,330              --
                                           --------       -----------       ------------       -----------
                                           $479,664         $16,071         $  1,393,002         $28,562
                                           --------       -----------       ------------       -----------
                                           --------       -----------       ------------       -----------

D. Financial Highlights

                                                             Year-To-Date 2001     Third Quarter 2001
                                                             ------------------    -------------------
   Performance per Interest
      Net asset value, beginning of period                        $  93.28               $ 86.18
                                                                ----------            ----------
      Net realized gain and change in net unrealized gain
         on commodity transactions                                    1.43                  6.39
     Interest income                                                  2.99                   .80
     Expenses                                                       (6.51)                 (2.18)
                                                                ----------            ----------
     Increase (decrease) for the period                              (2.09)                 5.01
                                                                ----------            ----------
     Net asset value, end of period                               $  91.19               $ 91.19
                                                                ----------            ----------
                                                                ----------            ----------
   Total return                                                      (2.24)%                5.81%
   Ratio to average net assets
     Interest income                                                  4.49%                 3.60%
     Expenses                                                         9.61%                 9.77%

                                       6

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series C commenced operations on June 10, 1998 with gross proceeds of $5,706,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) to September 28, 2001 resulted in additional gross proceeds to Series C of $17,840,185. Additional Interests of Series C will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   Interests in Series C may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2001 and Third Quarter 2001 were $2,316,323 and $ 579,724, respectively. Redemptions of general interests for Year-To-Date 2001 were $19,464. Redemptions of limited and general interests for the period from June 10, 1998 (commencement of operations) to September 28, 2001 were $12,104,529 and $114,783, respectively. Additionally, Interests owned in one series of World Monitor Trust (Series A, B and C) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust on a weekly basis for as long as Interests in those series are being offered to the public. Since Interests in Series A are no longer being offered, participants can no longer exchange their Interests from Series B and/or Series C into Series A; however, participants can currently continue to exchange their Interests from Series A to Series B and/or Series C. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 28, 2001, 100% of Series C's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which is used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

Results of Operations

   After the attacks of September 11th, the Managing Owner contacted Series C's trading advisor who reported that there was no material disruption to its ability to follow its trading systems and to function normally. Additionally, there was no material disruption to the Managing Owner's ability to maintain operations and perform its functions as a result of the tragic events.

   The net asset value per Interest as of September 28, 2001 was $91.19, a decrease of 2.24% from the December 31, 2000 net asset value per Interest of $93.28 and an increase of 5.81% from the June 29, 2001 net asset value of $86.18. Past performance is not necessarily indicative of future results.

   Series C's gross trading gains/(losses) were $63,000 and $526,000 during Year-To-Date 2001 and Third Quarter 2001, respectively compared to $(5,203,000) during Year-To-Date 2000. As a result of the termination of the trading advisor in June 2000, as further discussed below, there were no trading gains/(losses) for Third Quarter 2000. Due to the nature of Series C's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series C's Third Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The pace of global economic activity remained slow throughout the third quarter of 2001. Weakened business expenditure and efforts to reduce inventory resulted in decreased manufacturing activity. Labor demand declined in most sectors and the unemployment rate edged up to 4.9% in August. After a period of strength, the U.S. dollar fell against most major foreign currencies, particularly the Japanese yen, the euro and the Swiss franc. Global equity markets fell throughout most of the quarter while short- and long-term interest rates declined pushing bond prices higher. Consumer spending weakened slightly, but generally remained strong through most of the quarter, supported in part by low mortgage rates, tax rebates, declining energy prices and widespread discounting of retail prices. Consumer confidence remained at moderately favorable levels during the first two months of the quarter and helped moderate economic weakness. Growth in many foreign industrial economies, including Japan and much of Europe, weakened during the third quarter as well. Financial conditions deteriorated markedly in Argentina and many other developing countries.

   The terrorist attacks of September 11th further weakened the sluggish U.S. and global economies. Equity markets throughout the world plunged in the week following the attacks. The Dow Jones industrial average suffered its worst percentage loss since the Great Depression due to uncertainty about how the economy would perform as a result of these attacks and other threats of terrorism. U.S. equity indices recovered somewhat at the end of September as interest rate cuts by the U.S. Federal Reserve and fiscal stimuli by Congress combined to help fuel an economic rebound. Global equity markets followed suit, rebounding from earlier lows as well.

   The U.S. dollar's downward trend against many foreign currencies accelerated after September 11th. As a result of the attacks, many investors switched exposure from the U.S. dollar to other currencies such as the Swiss franc, British pound and euro, all of which rose against the U.S. dollar.

   U.S. and European interest rate instruments rose throughout most of the quarter as data indicated persistent weakness in the U.S. economy. The U.S. Federal Reserve lowered interest rates by 25 basis points in August in an effort to stimulate the economy. Interest rate instruments continued to rally in the wake of September 11th as the U.S. Federal Reserve moved to inject liquidity into the economy, cutting interest rates 50 basis points on September 17th to 3%. This move was soon followed by the Central Bank of Canada, the European Central Bank and the Swiss National Central Bank, who also lowered their rates 0.50%.

   Energy prices began the quarter low, but peaked sharply immediately after the September 11th attacks amid worries of a potential interruption in supplies. Energy prices soon reversed course as concerns of decreased demand caused by a global economic recession outweighed fears of scarcity. Two weeks after the attacks, oil prices plunged more than 12% to a 22-month low of $23 a barrel. OPEC leaders announced that with prices within their $22 to $28 a barrel target, they see no need to alter output and assured that there will be no disruption in supplies.

Quarterly Performance of Series C

   The following is a summary of performance for the major sectors in which Series C traded:

   Interest rates (+): Long U.S. and European bond positions resulted in gains throughout the quarter as many central banks lowered interest rates in an effort to boost weakening economies.
                                       8

   Currencies (+): Short Japanese yen positions resulted in gains as the Bank of Japan intervened to stop the recent appreciation of the yen in response to concerns regarding Japanese exports. Long euro and Swiss franc positions resulted in gains for Series C as these currencies strengthened against the U.S. dollar. The U.S. dollar continued to decline against foreign currencies after September 11th as investors sought to decrease their exposure to the dollar.

   Indices (+): The attacks on September 11th further weakened slowing global economies and declining equity markets. Short positions in the Hong Kong Hang Seng, Euro DAX, and MIB 30 resulted in gains for Series C.

   Energies (-): Energy prices fell from their September 11th peak on concerns that demand will wane due to weakening global economies. Long crude oil and natural gas positions incurred losses.

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

   Series C's average net asset levels during Year-To-Date 2001 and Third Quarter 2001 have decreased from the Year-To-Date 2000 and Third Quarter 2000 levels primarily due to redemptions during 2001 and 2000. Favorable trading performance during the fourth quarter of 2000 helped to mitigate this decline in net assets at the start of the 2001 year. The declining asset levels led to proportionate decreases in the amount of interest earned by Series C, as well as commissions and management fees incurred, as further discussed below.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $306,000 and $82,000 during Year-To-Date 2001 and Third Quarter 2001 as compared to Year-To-Date 2000 and Third Quarter 2000, respectively, due to the decreases in average net asset levels, as discussed above, as well as the decline in interest rates during 2001 versus 2000.

   Commissions are calculated on Series C's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased by $22,000 during Year-To-Date 2001 as compared to Year-To-Date 2000 due to the decrease in average net asset levels as discussed above, offset, in part, by the fact that no commissions were generated while Series C's assets were not allocated to commodities trading during the period from June 7, 2000 to November 13, 2000. Commissions increased by $143,000 during Third Quarter 2001 as compared to Third Quarter 2000, as no commissions were generated while Series C's assets were not allocated to commodities trading during Third Quarter 2000.

   Management fees are calculated on Series C's net asset value allocated to the trading advisor at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $5,000 during Year-To-Date 2001 as compared to Year-To-Date 2000 due to the decrease in average net asset levels as discussed above, offset, in part, by the fact that no management fees were generated while Series C's assets were not allocated to commodities trading during the period from June 7, 2000 to November 13, 2000. Management fees increased by $37,000 during Third Quarter 2001 as compared to Third Quarter 2000, as no management fees were generated while Series C's assets were not allocated to commodities trading during Third Quarter 2000.

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

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 9, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer
                                       11