Form 10-Q
period 2002-05-13
WORLD MONITOR TRUST SERIES C
filed 2002-05-13
CIK 1051824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 29, 2002

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 29,      December 31,
                                                                           2002            2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $5,559,569      $5,467,182
Net unrealized gain on open futures contracts                              170,752         218,663
Accrued interest receivable                                                    628              --
                                                                        ----------     ------------
Total assets                                                            $5,730,949      $5,685,845
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                     $   37,240      $   33,998
Redemptions payable                                                         17,717          30,609
Management fees payable                                                     10,837           9,946
                                                                        ----------     ------------
Total liabilities                                                           65,794          74,553
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (70,513.719 and 74,266.692 interests outstanding)      5,606,084       5,545,728
General interests (743 and 878 interests outstanding)                       59,071          65,564
                                                                        ----------     ------------
Total trust capital                                                      5,665,155       5,611,292
                                                                        ----------     ------------
Total liabilities and trust capital                                     $5,730,949      $5,685,845
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interests ('Interests')         $    79.50      $    74.67
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                    March 29, 2002                   December 31, 2001
                                            -------------------------------   -------------------------------
                                            Net Unrealized                    Net Unrealized
                                             Gain (Loss)                       Gain (Loss)
                                              as a % of      Net Unrealized     as a % of      Net Unrealized
Futures Contracts                           Trust Capital     Gain (Loss)     Trust Capital     Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                                 $ (9,313)                         $  5,543
  Interest rates                                                  26,260                             1,047
  Currencies                                                      (6,763)                           18,150
  Commodities                                                     48,055                            11,410
                                                             --------------                    --------------
     Net unrealized gain on futures
     contracts purchased                          1.03%           58,239            0.64%           36,150
                                                             --------------                    --------------
Futures contracts sold:
  Stock indices                                                    3,959                            (1,571)
  Interest rates                                                  76,053                            94,839
  Currencies                                                      32,501                            81,825
  Commodities                                                         --                             7,420
                                                             --------------                    --------------
     Net unrealized gain on futures
     contracts sold                               1.98           112,513            3.25           182,513
                                                ------       --------------       ------       --------------
     Net unrealized gain on futures
     contracts                                    3.01%         $170,752            3.89%         $218,663
                                                ------       --------------       ------       --------------
                                                ------       --------------       ------       --------------
Settlement Currency--Futures Contracts
  Euro                                           (0.20)%        $(11,220)           1.80%         $101,142
  Hong Kong dollar                                0.10             5,648           (0.12)           (6,797)
  Japanese yen                                    0.59            33,619            0.04             2,252
  U.S. dollar                                     2.52           142,705            2.17           122,066
                                                ------       --------------       ------       --------------
     Total                                        3.01%         $170,752            3.89%         $218,663
                                                ------       --------------       ------       --------------
                                                ------       --------------       ------       --------------
-------------------------------------------------------------------------------------------------------------
             The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            For the         For the
                                                                          period from     period from
                                                                          January 1,      January 1,
                                                                            2002 to         2001 to
                                                                           March 29,       March 30,
                                                                             2002            2001
-----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                               $   494,932      $ 234,917
Change in net unrealized gain on open commodity positions                     (47,911)       (56,943)
Interest income                                                                29,942        124,709
                                                                          -----------     -----------
                                                                              476,963        302,683
                                                                          -----------     -----------
EXPENSES
Commissions                                                                   105,000        175,793
Management fees                                                                27,160         45,498
                                                                          -----------     -----------
                                                                              132,160        221,291
                                                                          -----------     -----------
Net income                                                                $   344,803      $  81,392
                                                                          -----------     -----------
                                                                          -----------     -----------
ALLOCATION OF NET INCOME
Limited interests                                                         $   340,665      $  80,871
                                                                          -----------     -----------
                                                                          -----------     -----------
General interests                                                         $     4,138      $     521
                                                                          -----------     -----------
                                                                          -----------     -----------
NET INCOME PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income per weighted average limited and general interest              $      4.69      $     .80
                                                                          -----------     -----------
                                                                          -----------     -----------
Weighted average number of limited and general interests outstanding           73,528        101,455
                                                                          -----------     -----------
                                                                          -----------     -----------
-----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001               75,144.692     $5,545,728     $ 65,564      $5,611,292
Contributions                                      49.340          4,000           --           4,000
Net income                                                       340,665        4,138         344,803
Redemptions                                    (3,937.313)      (284,309)     (10,631 )      (294,940)
                                               ----------     ----------     ---------     ----------
Trust capital--March 29, 2002                  71,256.719     $5,606,084     $ 59,071      $5,665,155
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 29, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series C ('Series C') as of March 29, 2002 and the results of its operations for the periods from January 1, 2002 to March 29, 2002 ('First Quarter 2002') and January 1, 2001 to March 30, 2001 ('First Quarter 2001'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series C's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

   On February 25, 2002, the Managing Owner elected to suspend the offering of Interests in World Monitor Trust--Series B ('Series B') and Series C upon the expiration of current selling registrations. The registrations expired in many states on March 24, 2002 and all registrations expired by April 30, 2002.

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

   The costs charged to Series C for brokerage services for First Quarter 2002 and First Quarter 2001 were $105,000 and $175,793, respectively.

   All of the proceeds of the offering of Series C were received in the name of Series C and were deposited in trading or cash accounts at PSI, Series C's commodity broker. Series C's assets are maintained either with PSI or, for margin purposes, with the various exchanges on which Series C is permitted to trade. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

   As of March 29, 2002, a non-U.S. affiliate of the Managing Owner owned
172.024 limited interests of Series C.

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

Market risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series C's net assets being traded, significantly exceeds Series C's future cash requirements since Series C intends to close out its open positions prior to settlement. As a result, Series C is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series C considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series C's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series C enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series C to unlimited risk.

   Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series C holds and the liquidity and inherent volatility of the markets in which Series C trades.

Credit risk

   When entering into futures or forward contracts, Series C is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series C enters into forward transactions, the sole counterparty is PSI, Series C's commodity broker. Series C has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series C's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series C.

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

   PSI, when acting as Series C's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 29, 2002, such segregated assets totalled $2,769,655.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series C related to foreign futures trading, which totalled $2,960,666 at March 29, 2002. There are no segregation requirements for assets related to forward trading.

   As of March 29, 2002, Series C's open futures contracts mature within three months.

D. Financial Highlights

                                                             First Quarter 2002       First Quarter 2001
                                                             -------------------      -------------------
Performance per Interest
   Net asset value, beginning of period                            $ 74.67                  $ 93.28
                                                                  --------                 --------
   Net realized gain and change in net unrealized gain
      on commodity transactions                                       6.22                     1.93
  Interest income                                                     0.41                     1.23
  Expenses                                                           (1.80)                   (2.18)
                                                                  --------                 --------
  Increase for the period                                             4.83                     0.98
                                                                  --------                 --------
  Net asset value, end of period                                   $ 79.50                  $ 94.26
                                                                  --------                 --------
                                                                  --------                 --------
Total return                                                          6.47%                    1.05%
Ratio to average net assets (annualized)
  Interest income                                                     2.13%                    5.34%
  Expenses                                                            9.42%                    9.47%

   These financial highlights represent the overall results of Series C during First Quarter 2002 and First Quarter 2001. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series C commenced operations on June 10, 1998 with gross proceeds of $5,706,177 allocated to commodities trading. Additional contributions raised through the continuous offering for First Quarter 2002 and for the period from June 10, 1998 (commencement of operations) to March 29, 2002 resulted in additional gross proceeds to Series C of $4,000 and $18,027,985. The Managing Owner elected to suspend the offering of Interests in Series B and Series C and allowed all selling registrations to expire by April 30, 2002. As such, Series B and Series C do not anticipate receiving additional contributions and Interests owned in one series of World Monitor Trust may no longer be exchanged for Interests of one or more other series of World Monitor Trust.

   Interests in Series C may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for First Quarter 2002 and for the period from June 10, 1998 (commencement of operations) to March 29, 2002 were $284,309 and $12,967,588, respectively. Redemptions of general interests for First Quarter 2002 and for the period from June 10, 1998 (commencement of operations) to March 29, 2002 were $10,631 and $125,414, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 29, 2002, 100% of Series C's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which is used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

   Since Series C's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series C's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series C's speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series C's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series C and its trading advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with Series C's futures and forward contracts.

   Series C does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of March 29, 2002 was $79.50, an increase of 6.47% from the December 31, 2001 net asset value per Interest of $74.67. Past performance is not necessarily indicative of future results.

   Series C's gross trading gains were $447,000 during First Quarter 2002 compared to $178,000 during First Quarter 2001. Due to the nature of Series C's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series C's First Quarter 2002 trading results is presented below.

Quarterly Market Overview

   While the first quarter of 2002 was generally characterized by continued weakness in global economies, there was definite evidence of economic recovery. The combination of post September 11th economic activity, infusions of government spending and unseasonably warm weather helped jumpstart the economy during the first quarter. Jobless claims moderated to levels that suggested that the labor market was no longer contracting, manufacturing activity increased slightly and consumer spending and housing activity remained stable, helping the economy achieve a 5.8% growth rate for the quarter. U.S. economic recovery helped boost global growth, but to a lesser extent than that in the U.S. The U.K.'s economy expanded by 0.1% during the first quarter while economic activity in Europe and Canada remained stable. The Japanese economy remained weak.

   Global bond markets trended lower through most of the first quarter amid growing prospects for imminent interest rate hikes by central banks. In the U.S., interest rates rose towards the end of the quarter in response to stronger than expected economic data and indications that the Federal Reserve (the 'Fed') would lean towards increasing rates in the near future. The Fed kept rates unchanged at 1.75% during its two meetings this quarter, a marked change from the eleven rate decreases in 2001. Additionally, the Fed shifted its perception of the economy's 'balance of risks' from 'economic weakness' to 'balanced' during the March 19th meeting. This reinforced comments made by Alan Greenspan, the Fed's Chairman, during his congressional testimony where he stated that recent evidence suggests an economic expansion is under way. European and Australian interest rate instruments fell amid indications that the global recession is showing signs of abatement. Conversely, Japanese interest rates declined as a result of weak economic data in Japan despite the short-term rise in the stock market.

   Equity indices began the quarter choppily due to a continuing weak economy and concerns about balance sheet reporting and accounting irregularities. Stock markets climbed towards mid-quarter as a result of positive data and hopes of an economic recovery. U.S. stock markets moved upward as a result of Fed Chairman Alan Greenspan's testimony to Congress that economic expansion was well under way. Despite continued weakness in the Japanese economy, the Nikkei rallied in March to its highest level since August.

   In foreign exchange markets, the U.S. dollar remained strong against most major foreign currencies as the U.S. economy exhibited signs of recovery. The Japanese yen started the quarter down against the U.S. dollar, but rose towards quarter-end as a result of a rally in the Japanese stock market and investors repatriating capital in anticipation of Japan's March 31st fiscal year-end. Most European currencies and the euro were weak early in the quarter but rallied in March amid hopes of an economic recovery.

   Energy markets were volatile at the beginning of the quarter, but rose toward quarter-end as the escalating conflict in the Middle East prompted fears of an interruption in supplies. This, together with hopes for increased U.S. energy demand due to a recovering economy, reinforced the normal seasonal upward pressure on energy prices. In particular, crude oil reached a six-month high at the end of the quarter as the conflict in the Middle East gained momentum. Natural gas prices moved higher in March as the American Gas Association released better than expected storage numbers. Expectations for colder March weather, together with concerns regarding the safety of nuclear power plants, helped drive prices higher.

Quarterly Performance of Series C

   The following is a summary of performance for the major sectors in which Series C traded:

   Energies (+): Energy prices rose as the conflict in the Middle East intensified, resulting in gains for long crude oil and natural gas positions.

   Interest rates (+): Global bond markets fell on prospects of economic growth and news in March that the Fed shifted their view on the economy from weak to neutral. Short Japanese bond positions resulted in gains.

   Stock indices (+): Long positions in the Nikkei Dow and Euro DAX resulted in gains as equity indices rose amid optimism regarding an economic recovery.

   Currencies (+): Long Japanese yen positions resulted in gains as the yen was bolstered by the repatriation of capital in anticipation on Japan's March 31st fiscal year-end. Short Euro positions resulted in gains for Series C as this currency fell against the U.S. dollar on positive U.S. economic news.

   Series C's average net asset levels during First Quarter 2002 have significantly decreased from First Quarter 2001, primarily from poor trading performance in 2001 and redemptions during 2001 and First Quarter 2002 offset, in part, by favorable trading performance during First Quarter 2002. The declining asset levels have led to proportionate decreases in the amount of interest earned by Series C, as well as commissions and management fees incurred.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $95,000 during First Quarter 2002 as compared to First Quarter 2001 due to lower interest rates during First Quarter 2002 as compared to First Quarter 2001, as well as the decrease in average net asset levels as discussed above.

   Commissions are calculated on Series C's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased $71,000 during First Quarter 2002 as compared to First Quarter 2001 due to the decrease in average net asset levels as discussed above.

   All trading decisions for Series C are made by Northfield Trading L.P. (the 'Trading Advisor'). Management fees are calculated on Series C's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $18,000 during First Quarter 2002 as compared to First Quarter 2001 due to the decrease in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series C, the Managing Owner and the Trading Advisor. No incentive fees were paid during First Quarter 2002 or First Quarter 2001.

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

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Barbara J. Brooks                    Date: May 13, 2002
     ----------------------------------------
     Barbara J. Brooks
     Chief Financial Officer