Form 10-Q
period 2002-09-27
WORLD MONITOR TRUST SERIES C
filed 2002-11-12
CIK 1051824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 27, 2002

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK_

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 27,     December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 4,687,179       $5,467,182
Net unrealized gain on open futures contracts                              103,710          218,663
Accrued interest receivable                                                  7,680               --
                                                                      -------------     ------------
Total assets                                                           $ 4,798,569       $5,685,845
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    25,633       $   33,998
Management fees payable                                                      7,359            9,946
Redemptions payable                                                             --           30,609
                                                                      -------------     ------------
Total liabilities                                                           32,992           74,553
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (56,658.712 and 74,266.692 interests
  outstanding)                                                           4,714,569        5,545,728
General interests (613 and 878 interests outstanding)                       51,008           65,564
                                                                      -------------     ------------
Total trust capital                                                      4,765,577        5,611,292
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 4,798,569       $5,685,845
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $     83.21       $    74.67
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
       The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  September 27, 2002                 December 31, 2001
                                            -------------------------------   -------------------------------
                                            Net Unrealized                    Net Unrealized
                                             Gain (Loss)                       Gain (Loss)
                                              as a % of      Net Unrealized     as a % of      Net Unrealized
Futures Contracts                           Trust Capital     Gain (Loss)     Trust Capital     Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                                 $     --                          $  5,543
  Interest rates                                                  50,592                             1,047
  Currencies                                                      (1,000)                           18,150
  Commodities                                                        720                            11,410
                                                             --------------                    --------------
     Net unrealized gain on futures
     contracts purchased                          1.06%           50,312            0.64%           36,150
                                                             --------------                    --------------
Futures contracts sold:
  Stock indices                                                   35,333                            (1,571)
  Interest rates                                                 (10,483)                           94,839
  Currencies                                                      28,548                            81,825
  Commodities                                                         --                             7,420
                                                             --------------                    --------------
     Net unrealized gain on futures
     contracts sold                               1.12            53,398            3.25           182,513
                                                ------       --------------       ------       --------------
     Net unrealized gain on futures
     contracts                                    2.18%         $103,710            3.89%         $218,663
                                                ------       --------------       ------       --------------
                                                ------       --------------       ------       --------------
Settlement Currency--Futures Contracts
  Euro                                            1.18%         $ 56,068            1.80%         $101,142
  Hong Kong dollar                               (0.05)           (2,564)          (0.12)           (6,797)
  Japanese yen                                   (0.28)          (13,243)           0.04             2,252
  U.S. dollar                                     1.33            63,449            2.17           122,066
                                                ------       --------------       ------       --------------
     Total                                        2.18%         $103,710            3.89%         $218,663
                                                ------       --------------       ------       --------------
                                                ------       --------------       ------       --------------
-------------------------------------------------------------------------------------------------------------
       The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the              For the              For the              For the
                                 period from          period from          period from          period from
                               January 1, 2002      January 1, 2001       June 29, 2002        June 30, 2001
                                      to                   to                   to                   to
                              September 27, 2002   September 28, 2001   September 27, 2002   September 28, 2001
---------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on
  commodity transactions          $  990,345           $  963,615           $  304,401            $409,727
Change in net unrealized
  gain on open commodity
  positions                         (114,953)            (900,847)            (115,118)            116,430
Interest income                       87,467              279,885               27,644              66,229
                              ------------------   ------------------   ------------------   ------------------
                                     962,859              342,653              216,927             592,386
                              ------------------   ------------------   ------------------   ------------------
EXPENSES
Commissions                          308,733              475,627               99,110             142,770
Management fees                       79,854              123,050               25,636              36,927
                              ------------------   ------------------   ------------------   ------------------
                                     388,587              598,677              124,746             179,697
                              ------------------   ------------------   ------------------   ------------------
Net income (loss)                 $  574,272           $ (256,024)          $   92,181            $412,689
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                 $  567,590           $ (252,941)          $   91,215            $408,286
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
General interests                 $    6,682           $   (3,083)          $      966            $  4,403
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
NET INCOME (LOSS) PER
  WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net income (loss) per
  weighted average limited
  and general interest            $     8.39           $    (2.78)          $     1.47            $   5.00
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
Weighted average number of
  limited and general
  interests outstanding               68,434               92,223               62,665              82,603
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
---------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                                LIMITED        GENERAL
                                               INTERESTS       INTERESTS      INTERESTS        TOTAL
-------------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001               75,144.692     $ 5,545,728     $ 65,564      $ 5,611,292
Contributions                                      49.340           4,000           --            4,000
Net income                                                        567,590        6,682          574,272
Redemptions                                   (17,922.320)     (1,402,749)     (21,238 )     (1,423,987)
                                              -----------     -----------     ---------     -----------
Trust capital--September 27, 2002              57,271.712     $ 4,714,569     $ 51,008      $ 4,765,577
                                              -----------     -----------     ---------     -----------
                                              -----------     -----------     ---------     -----------
-------------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 27, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series C ('Series C') as of September 27, 2002 and December 31, 2001 and the results of its operations for the periods from January 1, 2002 to September 27, 2002 ('Year-To-Date 2002'), January 1, 2001 to September 28, 2001 ('Year-To-Date 2001'), June 29, 2002 to September 27, 2002 ('Third Quarter 2002') and June 30, 2001 to September 28, 2001 ('Third Quarter 2001'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

   The costs charged to Series C for brokerage services for Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001 were $308,733, $475,627, $99,110 and $142,770, respectively.

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

Credit risk

   When entering into futures or forward contracts, Series C is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series C enters into forward transactions, the sole counterparty is PSI, Series C's commodity broker. Series C has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance on all of Series C's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series C's contracts may result in greater loss than nonperformance on all of Series C's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series C.

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

   PSI, when acting as Series C's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures trading and is not permitted to commingle such assets with other assets of PSI. At September 27, 2002, such segregated assets totalled $1,853,507. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series C related to foreign futures trading, which totalled $2,937,382 at September 27, 2002. There are no segregation requirements for assets related to forward trading.

   As of September 27, 2002, Series C's open futures contracts mature within three months.

D. Financial Highlights

                                    Year-To-Date     Year-To-Date      Third Quarter      Third Quarter
                                        2002             2001              2002               2001
                                    -------------    -------------    ---------------    ---------------
Performance per Interest
   Net asset value, beginning of
   period                              $ 74.67          $ 93.28           $ 81.63            $ 86.18
                                    -------------    -------------    ---------------    ---------------
   Net realized gain and change
      in net unrealized gain on
      commodity transactions             12.96             1.43              3.13               6.39
  Interest income                         1.29             2.99              0.45               0.80
  Expenses                               (5.71)           (6.51)            (2.00)             (2.18)
                                    -------------    -------------    ---------------    ---------------
  Increase (decrease) for the
  period                                  8.54            (2.09)             1.58               5.01
                                    -------------    -------------    ---------------    ---------------
  Net asset value, end of period       $ 83.21          $ 91.19           $ 83.21            $ 91.19
                                    -------------    -------------    ---------------    ---------------
                                    -------------    -------------    ---------------    ---------------
Total return                             11.44%           (2.24)%            1.94%              5.81%
Ratio to average net assets (annualized)
  Interest income                         2.17%            4.49%             2.15%              3.60%
  Expenses                                9.62%            9.61%             9.70%              9.77%

   These financial highlights represent the overall results of Series C during Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series C commenced operations on June 10, 1998 with gross proceeds of $5,706,177 allocated to commodities trading. Interests in Series C continued to be offered weekly and resulted in additional gross proceeds to Series C of $18,027,985. The Managing Owner suspended the offering of Interests in Series B and Series C and allowed all selling registrations to expire by April 30, 2002. Additionally, World Monitor Trust--Series A achieved its subscription maximum of $34,000,000 during November 1999. As such, Interests owned in one series of World Monitor Trust may no longer be exchanged for Interests of one or more other series of World Monitor Trust.

   Interests in Series C may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2002, Third Quarter 2002 and for the period from June 10, 1998 (commencement of operations) to September 27, 2002 were $1,402,749, $791,801 and $14,086,028, respectively. Redemptions of general interests for Year-To-Date 2002, Third Quarter 2002 and for the period from June 10, 1998 (commencement of operations) to September 27, 2002 were $21,238, $10,607 and $136,021, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 27, 2002, 100% of Series C's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

Results of Operations

   The net asset value per Interest as of September 27, 2002 was $83.21, an increase of 11.44% from the December 31, 2001 net asset value per Interest of $74.67 and an increase of 1.94% from the June 28, 2002 net asset value of $81.63. Past performance is not necessarily indicative of future results.

   Series C's trading gains before commissions were $875,000 and $189,000 during Year-To-Date 2002 and Third Quarter 2002 compared to $63,000 and $526,000 during Year-To-Date 2001 and Third Quarter 2001, respectively. Due to the nature of Series C's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series C's Third Quarter 2002 trading results is presented below.

Quarterly Market Overview

   Throughout the third quarter of 2002, household wealth continued to decrease as the result of pervasive declines in global equity markets and uncertainty regarding worldwide economies. As a result, U.S. consumer spending, which helped boost U.S. economic growth in the past, was adversely impacted. Additionally, the higher cost of equity capital, heightened degree of risk aversion and uncertainty regarding debt and equity markets further inhibited consumer and business investment worldwide. In the U.S., decreasing wealth stemming from losses on equities were offset, in part, by continuing increases in home equity values. Low mortgage interest rates remained a key factor in sustaining the housing market at a relatively elevated level. Fears of slowing global economies resulted in major declines in long-term interest rates and bond markets surged. Foreign economies followed the lead of the U.S. with persistent weakness evident in European, Asian and Latin American economies, particularly in Japan and Brazil.

   In the interest rate sector, negative economic news throughout the quarter coupled with significant downturns in world equity markets and disappointing corporate profits caused a flight to quality into bond markets around the world. The U.S. Federal Reserve Bank left interest rates unchanged at 1.75% in its two meetings this quarter, switching its economic outlook for the near future from 'uncertain' to a bias toward 'economic weakness'. The European Central Bank left short-term interest rates unchanged as well. The Japanese bond market was particularly strong as the Japanese economy continued to struggle with recession and investors fled to bonds for safety.

   The S&P 500 fell 17.63%, the Dow Jones Industrial Average decreased 17.87% and the London FTSE dropped 20.07% for the quarter as investor confidence collapsed in response to continued concerns about accounting transparency, government investigations, heightened tension in the Middle East, and decreased corporate sales and profits. In Japan, the Nikkei Index hit new lows as the economy continued to struggle with structural problems and the Japanese government prepared new fiscal policy initiatives.

   In foreign exchange markets, the U.S. dollar began the quarter down against many foreign currencies, but reversed its trend towards quarter-end. The euro surpassed parity with the U.S. dollar early in the quarter as investors' desire for U.S. assets decreased, but ended the quarter lower. The British pound rose against the U.S. dollar early in the quarter amid perceived strength in the British economy, while the Japanese yen weakened as worries regarding the Japanese economy persisted.

   Energy markets continued their upward climb as fears of impending war with Iraq pushed crude oil prices up significantly. Crude oil rose from the low $20's per barrel earlier in the year to approximately $30 a barrel at quarter-end.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. In commodities markets, drought in the Mid-Western United States drove price increases in corn, wheat and soybean markets. Cocoa prices soared as supply deficits and violence in the Ivory Coast pushed the markets to sixteen-year highs.

Quarterly Performance of Series C

   The following is a summary of performance for the major sectors in which Series C traded:

   Interest rates (+): Interest rate instruments rose throughout the quarter in response to weak economies and poor equity market performance worldwide. Long positions in U.S. and European bonds resulted in gains.

   Indices (+): Short positions in the S&P 500, Nikkei Dow and NASDAQ resulted in gains as weak economic data and disappointing earning reports pressed global equity markets downward throughout the quarter.

   Energies (+): Energy prices rallied amid speculation of imminent war with Iraq and seasonal demand pressure. Long natural gas positions resulted in gains.

   Currencies (-): The U.S. dollar reversed its downward trend against many foreign currencies toward quarter-end resulting in losses for long euro, Canadian dollar, Swiss franc and British pound positions.

   Series C's average net asset levels during Year-To-Date 2002 and Third Quarter 2002 have decreased from Year-To-Date 2001 and Third Quarter 2001, primarily from unfavorable trading performance during the last quarter of 2001 and redemptions during the last quarter of 2001 and 2002 offset, in part, by favorable trading performance during Year-To-Date 2002. The declining asset levels led to proportionate decreases in the amount of interest earned by Series C, as well as commissions and management fees incurred.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $192,000 and $39,000 during Year-To-Date 2002 and Third Quarter 2002 as compared to Year-To-Date 2001 and Third Quarter 2001, respectively due to the decrease in average net asset levels as discussed above, as well as the decline in interest rates during 2002 versus 2001.

   Commissions are calculated on Series C's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased by $167,000 and $44,000 during Year-To-Date 2002 and Third Quarter 2002 as compared to Year-To-Date 2001 and Third Quarter 2001, respectively due to the decrease in average net asset levels as discussed above.

   All trading decisions for Series C are made by Northfield Trading L.P. (the 'Trading Advisor'). Management fees are calculated on Series C's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $43,000 and $11,000 during Year-To-Date 2002 and Third Quarter 2002 as compared to Year-To-Date 2001 and Third Quarter 2001, respectively due to the decrease in average net asset levels as discussed above.

   Incentive fees are based on 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series C, the Managing Owner and the Trading Advisor. No incentive fees were paid during Year-To-Date 2002 or Year-To-Date 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Series C's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's Chief Executive Officer and Chief Financial Officer concluded that Series C's disclosure controls and procedures are effective. There were no significant changes in Series C's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits
         3.1
         and
         4.1-- Second Amended and Restated Declaration of Trust and Trust
               Agreement of World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibits 3.1 and 4.1 to Series C's Registration Statement on Form S-1, File No. 333-43043)

         4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series C's Registration Statement on Form S-1, File No. 333-43043)

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

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: November 12, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

                                 CERTIFICATIONS

I, Eleanor L. Thomas, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of World Monitor Trust--Series C ('Series C');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Series C as of, and for, the periods presented in this quarterly report;

   4. Series C's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series C and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series C, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Series C's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. Series C's other certifying officers and I have disclosed, based on our most recent evaluation, to Series C's auditors and the board of directors of the managing owner of Series C:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Series C's ability to record, process, summarize and report financial data and have identified for Series C's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Series C's internal controls; and

   6. Series C's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                  /s/ Eleanor L. Thomas
                                          -------------------------------------
                                          Eleanor L. Thomas
                                          President (chief executive officer)
                                           of the managing owner of Series C
                                       12

I, Steven Weinreb, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of World Monitor Trust--Series C ('Series C');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Series C as of, and for, the periods presented in this quarterly report;

   4. Series C's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series C and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series C, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Series C's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. Series C's other certifying officers and I have disclosed, based on our most recent evaluation, to Series C's auditors and the board of directors of the managing owner of Series C:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Series C's ability to record, process, summarize and report financial data and have identified for Series C's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Series C's internal controls; and

   6. Series C's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                  /s/ Steven Weinreb
                                          -------------------------------------
                                          Steven Weinreb
                                          Chief Financial Officer
                                            of the managing owner of Series C
                                       13