Form 10-K
period 2002-12-31
WORLD MONITOR TRUST SERIES C
filed 2003-03-28
CIK 1051824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2002

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [CK]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No CK

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Interest holders for the year ended December 31, 2002 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 10 and 11.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4


PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................     5
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     6

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     6
Item 11    Executive Compensation...........................................................     8
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     8
Item 13    Certain Relationships and Related Transactions...................................     8
Item 14    Controls and Procedures..........................................................     9

PART IV
Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................    10
           Financial Statements and Financial Statement Schedules...........................    10
           Exhibits.........................................................................    10
           Reports on Form 8-K..............................................................    11

SIGNATURES..................................................................................    12
CERTIFICATIONS..............................................................................    13

                                       2

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

   World Monitor Trust--Series C (the 'Registrant') is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

The Offering

   Beneficial interests in each Series ('Interests') were offered once each week until each Series' subscription maximum was met either through sale or exchange or until the managing owner of the Registrant, Prudential Securities Futures Management Inc. (the 'Managing Owner'), suspended the offering of Interests. On June 10, 1998, a sufficient number of subscriptions for each Series had been received and accepted by the Managing Owner to permit each Series to commence trading. The Registrant completed its initial offering with gross proceeds of $5,706,177 from the sale of 56,301.770 limited interests and 760 general interests. General interests were sold exclusively to the Managing Owner.

   World Monitor Trust--Series A ('Series A') was offered until it reached its subscription maximum of $34,000,000 during November 1999. Interests in World Monitor Trust--Series B ('Series B') and World Monitor Trust--Series C ('Series C') were offered on a weekly basis at the then current net asset value per Interest until the Managing Owner suspended the offering of Interests for each Series ('Continuous Offering Period'). The Managing Owner suspended the offering of Interests in Series B and Series C and allowed all selling registrations to expire by April 30, 2002. As such, Interests owned in one Series of the Trust may no longer be exchanged for Interests of one or more other Series. While the Managing Owner does not anticipate doing so, it may, at its election, reinstate the offering of Interests in Series B and Series C in the future.

   During the Continuous Offering Period, the Registrant raised additional gross proceeds of $18,027,985 from the sale of Interests.

Managing Owner and its Affiliates

   The Managing Owner of the Registrant is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. ('Prudential'). PSI is the selling agent for the Registrant, as well as its commodity broker. In February 2003, Prudential and Wachovia Corp. ('Wachovia') announced an agreement to combine each company's respective retail securities brokerage and clearing operations within a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm and Wachovia will own 62%. The transaction, which includes the securities brokerage, securities clearing, and debt capital markets operations of PSI, but does not include the equity sales, trading and research operations or commodity brokerage and derivative operations of PSI, is anticipated to close in the third quarter of 2003. The Managing Owner, as well as the commodity broker, will continue to be indirect wholly-owned subsidiaries of Prudential.

   The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner.
                                       3

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

   On November 13, 2000, the Managing Owner entered into a new advisory agreement with Northfield Trading L.P. (the 'Trading Advisor'), an independent commodities trading advisor, to make the trading decisions for the Registrant. The new advisory agreement may be terminated for various reasons, including at the discretion of the Managing Owner. The management fee paid to the Trading Advisor equals 0.0385% of the Registrant's allocated assets determined as of the close of business each Friday (an annual rate of 2%), the same as was previously paid to Hyman Beck. The quarterly incentive fee paid to the Trading Advisor equals 20% of the 'New High Net Trading Profits' as defined in the advisory agreement among the Registrant, the Managing Owner and the Trading Advisor, as compared to 23% paid to Hyman Beck. Additionally, the Trading Advisor must recoup the cumulative trading losses of Hyman Beck before it is paid an incentive fee. Furthermore, since Series C's assets were not allocated to commodities trading from June 8, 2000 until the new Trading Advisor began trading, Series C was not subject to management fees or commissions during that period.

   The Managing Owner has allocated 100% of the proceeds from the initial and continuous offering of the Registrant to the Trading Advisor.

Competition

   The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

   The Registrant was an open-end fund which solicited the sale of additional Interests on a weekly basis until the Managing Owner suspended the offering of Interests. See Section 1, Business, for more information on the suspension of the offering of Interests. In addition, to the extent that the Trading Advisor recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement, as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report to limited owners for the year ended December 31, 2002 (the 'Registrant's 2002 Annual Report'), which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   Information with respect to the offering of Interests and the use of proceeds is incorporated by reference to Note A to the Registrant's 2002 Annual Report, which is filed as an exhibit hereto.

   A significant secondary market for the Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. However, Interests may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. The Managing Owner has suspended the offering of Interests in the Trust and, as such, Interests owned in one Series of the Trust may no longer be exchanged for Interests of one or more other Series (as further discussed in Item 1, Business). Redemptions are calculated based on the applicable Series' then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange or redemption request is effected.

   The Registrant did not sell any unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the year ended December 31, 2002.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of March 21, 2003, there were 622 holders of record owning 53,513.253 Interests which include 613 general interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's 2002 Annual Report, which is filed as an exhibit hereto.

                                                                                            Period from
                                                                                           June 10, 1998
                                                                                         (commencement of
                                              Year ended December 31,                     operations) to
                              -------------------------------------------------------      December 31,
                                 2002          2001           2000           1999              1998
                              ----------    -----------    -----------    -----------    -----------------
Total revenues (including
  interest)                   $1,105,501    $  (769,077)   $(1,829,920)   $    68,782       $ 1,011,204
                              ----------    -----------    -----------    -----------    -----------------
                              ----------    -----------    -----------    -----------    -----------------
Net income (loss)             $  596,792    $(1,533,203)   $(2,573,344)   $(1,680,118)      $   465,857
                              ----------    -----------    -----------    -----------    -----------------
                              ----------    -----------    -----------    -----------    -----------------
Net income (loss) per
  weighted average Interest   $     9.14    $    (17.34)   $    (17.03)   $    (10.83)      $      5.80
                              ----------    -----------    -----------    -----------    -----------------
                              ----------    -----------    -----------    -----------    -----------------
Total assets                  $4,694,636    $ 5,685,845    $ 9,850,243    $18,684,023       $11,384,130
                              ----------    -----------    -----------    -----------    -----------------
                              ----------    -----------    -----------    -----------    -----------------
Net asset value per
  Interest                    $    83.61    $     74.67    $     93.28    $     95.98       $    104.22
                              ----------    -----------    -----------    -----------    -----------------
                              ----------    -----------    -----------    -----------    -----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 12 through 14 of the Registrant's 2002 Annual Report, which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's 2002 Annual Report, which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the years ended December 31, 2002 and 2001 are summarized below:

                                                                          For the period      For the period
                                For the period       For the period        from June 29,      from September
                               from January 1,       from March 30,           2002 to           28, 2002 to
                                2002 to March       2002 to June 28,       September 27,       December 31,
                                   29, 2002               2002                 2002                2002
                               ----------------     -----------------     ---------------     ---------------
Total Revenues (including
  interest)                        $476,963             $ 268,969            $ 216,927           $ 142,642
                               ----------------     -----------------     ---------------     ---------------
                               ----------------     -----------------     ---------------     ---------------
Total Revenues (including
  interest) less
  commissions                      $371,963             $ 164,346            $ 117,817           $  47,205
                               ----------------     -----------------     ---------------     ---------------
                               ----------------     -----------------     ---------------     ---------------
Net income                         $344,803             $ 137,288            $  92,181           $  22,520
                               ----------------     -----------------     ---------------     ---------------
                               ----------------     -----------------     ---------------     ---------------
Net income per weighted
  average Interest                 $   4.69             $    1.99            $    1.47           $    0.40
                               ----------------     -----------------     ---------------     ---------------
                               ----------------     -----------------     ---------------     ---------------

                                                                          For the period      For the period
                                For the period       For the period        from June 30,      from September
                               from January 1,       from March 31,           2001 to           29, 2001 to
                                2001 to March       2001 to June 29,       September 28,       December 31,
                                   30, 2001               2001                 2001                2001
                               ----------------     -----------------     ---------------     ---------------
Total Revenues (including
  interest)                        $302,683             $(552,416)           $ 592,386          $(1,111,730)
                               ----------------     -----------------     ---------------     ---------------
                               ----------------     -----------------     ---------------     ---------------
Total Revenues (including
  interest) less
  commissions                      $126,890             $(709,480)           $ 449,616          $(1,243,180)
                               ----------------     -----------------     ---------------     ---------------
                               ----------------     -----------------     ---------------     ---------------
Net income (loss)                  $ 81,392             $(750,105)           $ 412,689          $(1,277,179)
                               ----------------     -----------------     ---------------     ---------------
                               ----------------     -----------------     ---------------     ---------------
Net income (loss) per
  weighted average Interest        $   0.80             $   (8.18)           $    5.00          $    (16.41)
                               ----------------     -----------------     ---------------     ---------------
                               ----------------     -----------------     ---------------     ---------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing Owner.

   The Managing Owner's directors and executive officers and any person holding more than ten percent of the Registrant's Interests ('Ten Percent Owners') are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the 'SEC') on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by the SEC regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner's directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

   The directors and executive officers of the Managing Owner and their positions with respect to the Registrant are as follows:

          Name                                      Position

Alex H. Ladouceur            Chairman of the Board of Directors and Director
Eleanor L. Thomas            President and Director
Steven Weinreb               Treasurer and Chief Financial Officer
Guy S. Scarpaci              Director
Tamara B. Wright             Senior Vice President and Director
Thomas T. Bales              Vice President
Paul Waldman                 Secretary

   ALEX H. LADOUCEUR, born 1960, has been Chairman of the Board of Directors and a Director of the Managing Owner since November 2001 and also has held such positions with Seaport Futures Management, Inc. ('Seaport Futures'), an affiliate of the Managing Owner, since such date. Mr. Ladouceur joined PSI in August 2001 and is an Executive Vice President and Head of the Global Derivatives Division. He is responsible for all operating activities of PSI's Global Derivatives Division including sales and trading, foreign exchange, base and precious metals, and the trading floors. Mr. Ladouceur joined PSI from Credit Lyonnais Rouse Ltd. ('CLR'), where he served as president of their United States operations since 1992 and as a main board director of CLR in London since 1994. In 1998, he was appointed managing director of Global Cash Markets at CLR with responsibility for leading global market-making and sales for OTC products, including structured derivative products. Mr. Ladouceur earned his bachelor's degree in Economics from the University of Calgary in Alberta, Canada, and his master's degree in European Studies from the College of Europe in Bruges, Belgium.

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

   STEVEN WEINREB, born 1962, became the Treasurer and Chief Financial Officer of the Managing Owner in May 2002, at which time he also became the Treasurer and Chief Financial Officer of Seaport Futures. He is a Senior Vice President and Controller of PSI. Prior to joining PSI in May 1991, he was with the public accounting firms Deloitte & Touche from 1986 to 1991 and from 1984 to 1986 with Laventhol & Horwath. Mr. Weinreb graduated in 1984 from the State University of New York at Albany with a B.S. in Accounting. Mr. Weinreb is a Certified Public Accountant.

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

   PAUL WALDMAN, born 1957, became the Secretary of the Managing Owner in November 2002, at which time he also became the Secretary of Seaport Futures. Prior to being elected Secretary, Mr. Waldman had served as Assistant Secretary for both the Managing Owner and Seaport Futures since December 1997. He is a First Vice President and Associate General Counsel of PSI. Mr. Waldman is responsible for the day-to-day corporate governance of PSI and its subsidiary companies. Prior to joining PSI in September 1988, Mr. Waldman worked for E.A. Sheslow & Co., a specialist firm on the NYSE and American Stock Exchange in 1986, and for F.P. Quinn & Co., a member firm of the Chicago Board Options Exchange, from 1984 to 1985. Mr. Waldman received a B.A. in Journalism from the University of Georgia in 1979, an M.A. in Political Science from Boston University in 1981, and a Juris Doctor from New York Law School in 1992. He is admitted to the New York and Connecticut bars.

   Effective May 2002, Steven Weinreb was elected by the Board of Directors of the Managing Owner as Chief Financial Officer replacing Barbara Brooks.

   Effective November 2002, Paul Waldman was elected by the Board of Directors of the Managing Owner as Secretary replacing David Buchalter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2003, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 21, 2003, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 21, 2003, no owners of limited interests beneficially own more than five percent (5%) of the limited interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2002 Annual Report, which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable, if any, for their services.

Item 14. Controls and Procedures

   Within the 90 days prior to the date of this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

                                                                                         Annual Report
                                                                                          Page Number
                                                                                         -------------

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 2002 Annual Report, which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 2002 and 2001                    3

              Condensed Schedules of Investments--At December 31, 2002 and 2001                4

              Statements of Operations--Three years ended December 31, 2002                    5

              Statements of Changes in Trust Capital--Three years ended December 31,
              2002                                                                             5

              Notes to Financial Statements                                                    6

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

                                       10

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

       13.1   Registrant's 2002 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 2002 Annual Report is to be deemed filed as part of this report) (filed herewith)

       99.1   Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
              Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

(b)           Reports on Form 8-K--None

                                       11

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Monitor Trust--Series C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: March 28, 2003
     ----------------------------------------
     Steven Weinreb
     Treasurer and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Alex H. Ladouceur                     Date: March 28, 2003
    -----------------------------------------
    Alex H. Ladouceur
    Chairman of the Board of Directors and
    Director

    By: /s/ Eleanor L. Thomas                     Date: March 28, 2003
    -----------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Steven Weinreb                        Date: March 28, 2003
    -----------------------------------------
    Steven Weinreb
    Treasurer and Chief Financial Officer
    (chief accounting officer)

    By: /s/ Guy S. Scarpaci                       Date: March 28, 2003
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By:                                           Date:
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director

                                 CERTIFICATIONS

I, Eleanor L. Thomas, certify that:

   1. I have reviewed this annual report on Form 10-K of World Monitor Trust--Series C ('Series C');

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Series C as of, and for, the periods presented in this annual report;

   4. Series C's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series C and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series C, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of Series C's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

   6. Series C's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                   /s/ Eleanor L. Thomas
                                        -------------------------------------
                                            Eleanor L. Thomas
                                            President (chief executive officer)
                                            of the managing owner of Series C

I, Steven Weinreb, certify that:

   1. I have reviewed this annual report on Form 10-K of World Monitor Trust--Series C ('Series C');

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Series C as of, and for, the periods presented in this annual report;

   4. Series C's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series C and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series C, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of Series C's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

   6. Series C's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                     /s/ Steven Weinreb
                                          -------------------------------------
                                              Steven Weinreb
                                              Chief Financial Officer
                                              of the managing owner of Series C
                                       14