Form 10-Q
period 2003-03-28
WORLD MONITOR TRUST SERIES C
filed 2003-05-12
CIK 1051824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 28, 2003

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 28,      December 31,
                                                                           2003            2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                      $4,207,671      $4,516,118
Net unrealized gain (loss) on open futures contracts                        (5,133)        178,518
Accrued interest receivable                                                  5,143              --
                                                                        ----------     ------------
Total assets                                                            $4,207,681      $4,694,636
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                     $   24,874      $       --
Commissions payable                                                         24,333          29,502
Management fees payable                                                      4,903           8,074
                                                                        ----------     ------------
Total liabilities                                                           54,110          37,576
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (52,550.834 and 55,085.801 interests outstanding)      4,105,679       4,605,806
General interests (613.000 interests outstanding)                           47,892          51,254
                                                                        ----------     ------------
Total trust capital                                                      4,153,571       4,657,060
                                                                        ----------     ------------
Total liabilities and trust capital                                     $4,207,681      $4,694,636
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interests                       $    78.13      $    83.61
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                    March 28, 2003                   December 31, 2002
                                            -------------------------------   -------------------------------
                                            Net Unrealized                    Net Unrealized
                                             Gain (Loss)                       Gain (Loss)
                                              as a % of      Net Unrealized     as a % of      Net Unrealized
Futures Contracts                           Trust Capital     Gain (Loss)     Trust Capital     Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                                 $   (430)                         $(12,076)
  Interest rates                                                      --                            97,137
  Currencies                                                       2,475                            35,638
  Commodities                                                         --                             5,300
                                                             --------------                    --------------
     Net unrealized gain on futures
     contracts purchased                          0.05%            2,045            2.70%          125,999
                                                             --------------                    --------------
Futures contracts sold:
  Stock indices                                                   (1,378)                           47,072
  Interest rates                                                      --                             1,750
  Currencies                                                      (5,800)                            3,697
                                                             --------------                    --------------
     Net unrealized gain (loss) on futures
     contracts sold                              (0.17)           (7,178)           1.13            52,519
                                                ------       --------------       ------       --------------
     Net unrealized gain (loss) on futures
     contracts                                   (0.12)%        $ (5,133)           3.83%         $178,518
                                                ------       --------------       ------       --------------
                                                ------       --------------       ------       --------------
Settlement Currency--Futures Contracts
  Euro                                              --%         $     --            0.36%         $ 16,954
  Hong Kong dollar                               (0.04)           (1,731)           0.54            25,146
  Japanese yen                                      --                --            0.10             4,808
  U.S. dollar                                    (0.08)           (3,402)           2.83           131,610
                                                ------       --------------       ------       --------------
     Total                                       (0.12)%        $ (5,133)           3.83%         $178,518
                                                ------       --------------       ------       --------------
                                                ------       --------------       ------       --------------
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

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             For the period from     For the period from
                                                             January 1, 2003 to      January 1, 2002 to
                                                               March 28, 2003          March 29, 2002
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                $ (35,364)              $ 494,932
Change in net unrealized gain/loss on open commodity
  positions                                                        (183,651)                (47,911)
Interest income                                                      15,191                  29,942
                                                             -------------------     -------------------
                                                                   (203,824)                476,963
                                                             -------------------     -------------------
EXPENSES
Commissions                                                          79,520                 105,000
Management fees                                                      20,562                  27,160
                                                             -------------------     -------------------
                                                                    100,082                 132,160
                                                             -------------------     -------------------
Net income (loss)                                                 $(303,906)              $ 344,803
                                                             -------------------     -------------------
                                                             -------------------     -------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                 $(300,544)              $ 340,665
                                                             -------------------     -------------------
                                                             -------------------     -------------------
General interests                                                 $  (3,362)              $   4,138
                                                             -------------------     -------------------
                                                             -------------------     -------------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND
  GENERAL INTEREST
Net income (loss) per weighted average limited and
  general interest                                                $   (5.57)              $    4.69
                                                             -------------------     -------------------
                                                             -------------------     -------------------
Weighted average number of limited and general interests
  outstanding                                                        54,582                  73,528
                                                             -------------------     -------------------
                                                             -------------------     -------------------
--------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                                LIMITED        GENERAL
                                               INTERESTS       INTERESTS      INTERESTS       TOTAL
------------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002               55,698.801     $ 4,605,806      $51,254      $4,657,060
Net loss                                                         (300,544)      (3,362)       (303,906)
Redemptions                                    (2,534.967)       (199,583)          --        (199,583)
                                               ----------     -----------     ---------     ----------
Trust capital--March 28, 2003                  53,163.834     $ 4,105,679      $47,892      $4,153,571
                                               ----------     -----------     ---------     ----------
                                               ----------     -----------     ---------     ----------
------------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 28, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series C ('Series C') as of March 28, 2003 and December 31, 2002 and the results of its operations for the periods from January 1, 2003 to March 28, 2003 ('First Quarter 2003') and January 1, 2002 to March 29, 2002 ('First Quarter 2002'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series C's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

   The Managing Owner suspended the offering of interests in World Monitor Trust--Series B ('Series B') and Series C upon the expiration of selling registrations, which expired by April 30, 2002.

B. Related Parties

   The Managing Owner of Series C is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. The Managing Owner or its affiliates perform services for Series C, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to Series C's routine operational, administrative, legal and auditing costs. Additionally, PSI or its affiliates paid the costs associated with offering Series C's interests.

   The costs charged to Series C for brokerage services for First Quarter 2003 and First Quarter 2002 were $80,000 and $105,000, respectively.

   All of the proceeds of the offering of Series C were received in the name of Series C and were deposited in trading or cash accounts at PSI, Series C's commodity broker. Series C's assets are maintained with PSI for margin purposes. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

Market risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series C's net assets being traded, significantly exceeds Series C's future cash requirements since Series C intends to close out its open positions prior to settlement. As a result, Series C is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series C considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series C's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series C enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series C to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series C holds and the liquidity and inherent volatility of the markets in which Series C trades.

Credit risk

   When entering into futures or forward contracts, Series C is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series C enters into forward transactions, the sole counterparty is PSI, Series C's commodity broker. Series C has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance on all of Series C's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series C's contracts may result in greater loss than non-performance on all of Series C's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series C.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series C and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series C, the Managing Owner and the trading advisor, Series C shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 33 1/3% from the value at the beginning of any year or since the effective date of the advisory agreement. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series C will liquidate its positions, and eventually dissolve, if Series C experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interest of Series C.

   PSI, when acting as Series C's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures trading and is not permitted to commingle such assets with other assets of PSI. At March 28, 2003, such segregated assets totalled $1,201,040. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series C related to foreign futures trading which totalled $3,001,498 at March 28, 2003. There are no segregation requirements for assets related to forward trading.

   As of March 28, 2003, Series C's open futures contracts mature within nine months.

D. Financial Highlights

                                                              First Quarter 2003      First Quarter 2002
                                                              ------------------      ------------------
Performance per Interest
   Net asset value, beginning of period                             $83.61                  $74.67
                                                                  --------                --------
   Net realized gain (loss) and change in net unrealized
      gain/loss on commodity transactions                            (3.92)                   6.22
  Interest income                                                     0.28                    0.41
  Expenses                                                           (1.84)                  (1.80)
                                                                  --------                --------
  Net increase (decrease) for the period                             (5.48)                   4.83
                                                                  --------                --------
  Net asset value, end of period                                    $78.13                  $79.50
                                                                  --------                --------
                                                                  --------                --------
Total return                                                         (6.55)%                  6.47%
Ratio to average net assets (annualized)
  Interest income                                                     1.41%                   2.13%
  Expenses                                                            9.27%                   9.42%

   These financial highlights represent the overall results of Series C during First Quarter 2003 and First Quarter 2002. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series C commenced operations on June 10, 1998 with gross proceeds of $5,706,177 allocated to commodities trading. Additional contributions raised through the continuous offering from the sales of interests for the period from June 10, 1998 (commencement of operations) to April 30, 2002 resulted in additional gross proceeds to Series C of $18,027,985. The Managing Owner suspended the offering of interests in Series B and Series C and allowed all selling registrations to expire by April 30, 2002. As such, interests owned in one series of World Monitor Trust may no longer be exchanged for interests of one or more other series of World Monitor Trust.

   Interests in Series C may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for First Quarter 2003 and for the period from June 10, 1998 (commencement of operations) to March 28, 2003 were $199,583 and $14,466,648, respectively. While there were no redemptions of general interests for First Quarter 2003, redemptions of general interests for the period from June 10, 1998 (commencement of operations) to March 28, 2003 totaled $136,021. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 28, 2003, 100% of Series C's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PSI credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

Results of Operations

   The net asset value per interest as of March 28, 2003 was $78.13, a decrease of 6.55% from the December 31, 2002 net asset value per interest of $83.61. Past performance is not necessarily indicative of future results.

   Series C's gross trading losses were $219,000 during First Quarter 2003 compared to trading gains of $447,000 during First Quarter 2002. Due to the nature of Series C's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series C's First Quarter 2003 trading results is presented below.

Quarterly Market Overview

   Global economic activity for the first quarter of 2003 was characterized by weakness and volatility. The U.S. economy exhibited signs of a slowdown as consumers and businesses continued to reduce spending due to concerns regarding the war in Iraq, SARS outbreak, high oil price premiums, weak corporate profits and depressed global economies. With the exception of steady automobile orders and existing home sales fueled by attractive interest rates, retail sales continued to be sluggish. Labor market indicators were negative and manufacturing contracted. Foreign economies generally mirrored that of the U.S. In Europe and Asia, economic recovery appeared to have slowed, but Canada recorded moderate economic expansion.

   Indices: Major global equity markets rallied early in the quarter but slid on fears of an impending war with Iraq, possible terrorism and geopolitical tension. Anticipation of a quick decisive victory in Iraq resulted in a brief market run up in mid-March. However, toward the end of the quarter, markets were whipsawed as investors responded to every turn of military events in the Middle East. Ultimately, the markets ended the quarter lower as investors awaited a resolution. The Dow Jones Industrial Average closed down 4.2% and the S&P 500 dropped 3.2%. Several encouraging earnings reports boosted the Nasdaq Composite resulting in a net gain of 0.42% for the quarter. Japan's Nikkei 225 stock index hit a 20-year low at the end of the first quarter.

   Interest rates: At both the January and March meetings, the U.S. Federal Reserve left the federal funds rate unchanged at the 41-year low of 1.25%. In mid-March, initial optimism for the Coalition Forces' success in Iraq resulted in a shift by investors to junk bonds and stocks marking the worst setback for the U.S. Treasury markets in 18 months. U.S. Treasury yields increased by 41 basis points from a 44-year low, incurring the biggest weekly increase in yield since November 2001. Toward the end of the quarter, uncertainty about the war led investors to take defensive positions, with the price of 10-year Treasury notes ending the quarter up 3.81%. In Europe, the European Central Bank cut interest rates by 0.25% in the beginning of March. The lowered interest rate coupled with weak global economic growth prospects resulted in the strengthening of European bond prices.

   Currencies: Perceptions of quick success in Iraq boosted the U.S. dollar versus many foreign currencies. However, concerns that the war would disrupt the U.S. economy strengthened the euro against the U.S. dollar. For the first time in three years, the exchange rate between the euro and U.S. dollar reached $1.10. As a result, the U.S. dollar ended the quarter down against the euro and the Japanese yen. In Canada, the Bank of Canada increased its overnight interest rate in March in response to inflation concerns, resulting in the strengthening of the Canadian dollar.

   Energies: Price increases in the world oil markets at the beginning of the first quarter were fed by concerns of supply disruptions due to the conflict in Iraq, civil strife in Venezuela, anticipation of a Nigerian strike and tensions on the Korean peninsula. In mid-March, anticipation of a quick resolution of the war in Iraq coupled with the end of an extended cold snap in the northeastern United States led to a significant reversal in energy prices. However, at quarter-end, fears of the possibility of a prolonged war in Iraq and low supplies pushed energy futures prices higher despite the securing of Iraqi oil wells.

   Softs: Cocoa prices declined as a result of the continuing political stability in the Ivory Coast. Expectations for less rain in the U.S. plains states boosted wheat prices toward the end of the quarter and corn prices rose as a result of bullish prospective planting and stocks data released by U.S. Department of Agriculture. Soybean futures declined as a result of rain in key growing regions in Southern Argentina and weaker overseas prices.

Quarterly Performance of Series C

   The following is a summary of performance for the major sectors in which Series C traded:

   Energies (+): Long natural gas positions resulted in net gains as prices rose amid expectations of unseasonable cold weather in Northeastern U.S. and sharp drawdown of storage levels.

   Indices (-): Global equity markets declined throughout the quarter resulting in net losses for long positions in the Nasdaq, S&P 500 and Hong Kong Hang Seng indexes.

   Currencies (-): The U.S. dollar fell against many foreign currencies amid concerns that the war in Iraq would disrupt the U.S. economy. Short Japanese yen and Swiss franc positions resulted in net losses.

   Interest rates (-): Concerns around the war in Iraq, poor performance in the equity markets and weak global economies strengthened Japanese, U.S. Treasury and European bond prices resulting in net losses for short positions.

   Series C's average net asset levels during First Quarter 2003 have significantly decreased from First Quarter 2002, primarily from redemptions subsequent to First Quarter 2002. The declining asset levels have led to proportionate decreases in the amount of interest earned by Series C, as well as commissions and management fees incurred.

   Interest income is earned on Series C's average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $15,000 during First Quarter 2003 as compared to First Quarter 2002 due to lower interest rates during First Quarter 2003 as compared to First Quarter 2002, as well as the decrease in average net asset levels as discussed above.

   Commissions are calculated on Series C's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased $25,000 during First Quarter 2003 as compared to First Quarter 2002 due to the decrease in average net asset levels as discussed above.

   All trading decisions for Series C are made by Northfield Trading L.P. (the 'Trading Advisor'). Management fees are calculated on Series C's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $7,000 during First Quarter 2003 as compared to First Quarter 2002 due to the decrease in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series C, the Managing Owner and the Trading Advisor. Series C did not incur an incentive fee during First Quarter 2003 or First Quarter 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the officers of the General Partner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Series C's disclosure controls and procedures. Based upon that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that Series C's disclosure controls and procedures are effective. There were no significant changes in Series C's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

        4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Series C's Registration Statement on
             Form S-1, File No. 333-43043)

        4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series C's Registration Statement on Form S-1, File No. 333-43043)

       99.1--Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

      (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: May 12, 2003
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

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

Date:  May 12, 2003                   /s/ Eleanor L. Thomas
                                      --------------------------------------
                                      Eleanor L. Thomas
                                      President (chief executive officer)
                                      of the managing owner of Series C

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

Date:  May 12, 2003                  /s/ Steven Weinreb
                                     --------------------------------------
                                     Steven Weinreb
                                     Chief Financial Officer
                                     of the managing owner of Series C