Form 10-Q
period 2003-06-27
WORLD MONITOR TRUST SERIES C
filed 2003-08-11
CIK 1051824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 27, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 27,      December 31,
                                                                           2003            2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                      $4,232,204      $4,516,118
Net unrealized gain (loss) on open futures contracts                        (1,006)        178,518
Accrued interest receivable                                                  5,185              --
                                                                        ----------     ------------
Total assets                                                            $4,236,383      $4,694,636
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                     $   27,066      $       --
Commissions payable                                                         25,019          29,502
Management fees payable                                                      6,638           8,074
                                                                        ----------     ------------
Total liabilities                                                           58,723          37,576
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (50,046.009 and 55,085.801 interests outstanding)      4,134,617       4,605,806
General interests (521.000 and 613.000 interests outstanding)               43,043          51,254
                                                                        ----------     ------------
Total trust capital                                                      4,177,660       4,657,060
                                                                        ----------     ------------
Total liabilities and trust capital                                     $4,236,383      $4,694,636
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interests                       $    82.62      $    83.61
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                     June 27, 2003                   December 31, 2002
                                            -------------------------------   -------------------------------
                                            Net Unrealized                    Net Unrealized
                                             Gain (Loss)                       Gain (Loss)
                                              as a % of      Net Unrealized     as a % of      Net Unrealized
Futures Contracts                           Trust Capital     Gain (Loss)     Trust Capital     Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                                 $ (8,298)                         $(12,076)
  Interest rates                                                      --                            97,137
  Currencies                                                          --                            35,638
  Commodities                                                     (1,598)                            5,300
                                                             --------------                    --------------
     Net unrealized gain (loss) on futures
     contracts purchased                         (0.23)%          (9,896)           2.70%          125,999
                                                             --------------                    --------------
Futures contracts sold:
  Stock indices                                                      (26)                           47,072
  Interest rates                                                      --                             1,750
  Currencies                                                       8,916                             3,697
                                                             --------------                    --------------
     Net unrealized gain on futures
     contracts sold                               0.21             8,890            1.13            52,519
                                                ------       --------------       ------       --------------
     Net unrealized gain (loss) on futures
     contracts                                   (0.02)%        $ (1,006)           3.83%         $178,518
                                                ------       --------------       ------       --------------
                                                ------       --------------       ------       --------------
Settlement Currency--Futures Contracts
  Euro                                           (0.16)%        $ (6,798)           0.36%         $ 16,954
  Hong Kong dollar                                  --               (27)           0.54            25,146
  Japanese yen                                      --                --            0.10             4,808
  U.S. dollar                                     0.14             5,819            2.83           131,610
                                                ------       --------------       ------       --------------
     Total                                       (0.02)%        $ (1,006)           3.83%         $178,518
                                                ------       --------------       ------       --------------
                                                ------       --------------       ------       --------------
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

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the          For the          For the          For the
                                                period from      period from      period from      period from
                                                 January 1,       January 1,       March 29,        March 30,
                                                  2003 to          2002 to          2003 to          2002 to
                                               June 27, 2003    June 28, 2002    June 27, 2003    June 28, 2002
----------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions      $  280,429        $685,944         $315,793         $191,012
Change in net unrealized gain/loss on open
  commodity positions                              (179,523)            165            4,128           48,076
Interest income                                      30,217          59,823           15,026           29,881
                                               --------------   --------------   --------------   --------------
                                                    131,123         745,932          334,947          268,969
                                               --------------   --------------   --------------   --------------
EXPENSES
Commissions                                         160,081         209,623           80,561          104,623
Management fees                                      41,377          54,218           20,815           27,058
                                               --------------   --------------   --------------   --------------
                                                    201,458         263,841          101,376          131,681
                                               --------------   --------------   --------------   --------------
Net income (loss)                                $  (70,335)       $482,091         $233,571         $137,288
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                $  (69,410)       $476,375         $231,134         $135,710
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------
General interests                                $     (925)       $  5,716         $  2,437         $  1,578
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest                   $    (1.32)       $   6.75         $   4.48         $   1.99
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------
Weighted average number of limited and
  general interests outstanding                      53,346          71,378           52,121           69,063
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------
----------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002               55,698.801     $4,605,806      $51,254      $4,657,060
Net loss                                                         (69,410)        (925)        (70,335)
Redemptions                                    (5,131.792)      (401,779)      (7,286)       (409,065)
                                               ----------     ----------     ---------     ----------
Trust capital--June 27, 2003                   50,567.009     $4,134,617      $43,043      $4,177,660
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 27, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series C ('Series C') as of June 27, 2003 and December 31, 2002 and the results of its operations for the periods from January 1, 2003 to June 27, 2003 ('Year-To-Date 2003') and January 1, 2002 to June 28, 2002
('Year-To-Date 2002'), March 29, 2003 to June 27, 2003 ('Second Quarter 2003') and March 30, 2002 to June 28, 2002 ('Second Quarter 2002'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine each company's respective retail securities brokerage and clearing operations within a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm and Wachovia will own 62%. The transaction, which includes the securities brokerage, securities clearing, and debt capital markets operations of Prudential Securities Incorporated ('PSI'), but does not include the equity sales, trading and research operations or commodity brokerage and derivative operations of PSI (which were renamed Prudential Equity Group, Inc. upon closing), closed July 1, 2003. The Managing Owner, as well as the commodity broker, will continue to be indirect wholly owned subsidiaries of Prudential.

   The Managing Owner suspended the offering of interests in World Monitor Trust--Series B ('Series B') and Series C upon the expiration of selling registrations, which expired on April 30, 2002.

B. Related Parties

   The Managing Owner of Series C is a wholly-owned subsidiary of Prudential Equities Group, Inc. ('PEG'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. The Managing Owner or its affiliates perform services for Series C, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PEG or its affiliates pay the costs of these services in addition to Series C's routine operational, administrative, legal and auditing costs. Additionally, PEG or its affiliates paid the costs associated with offering Series C's interests.

   The costs charged to Series C for brokerage services for Year-To-Date 2003, Year-To-Date 2002, Second Quarter 2003 and Second Quarter 2002 were $160,000, $210,000, $81,000 and $105,000, respectively.

   All of the proceeds of the offering of Series C were received in the name of Series C and were deposited in trading or cash accounts at PEG, Series C's commodity broker. Series C's assets are maintained with PEG for margin purposes. PEG credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

   Series C, acting through its trading advisor, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PEG. PEG then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PEG and Series C pursuant to a line of credit. PEG may require that collateral be posted against the marked-to-market positions of Series C.

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

Credit risk

   When entering into futures or forward contracts, Series C is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series C enters into forward transactions, the sole counterparty is PEG, Series C's commodity broker. Series C has entered into a master netting agreement with PEG and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance on all of Series C's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series C's contracts may result in greater loss than non-performance on all of Series C's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series C.

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

   PEG, when acting as Series C's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures trading and is not permitted to commingle such assets with other assets of PEG. At June 27, 2003, such segregated assets totalled $1,384,993. Part 30.7 of the CFTC regulations also requires PEG to secure assets of Series C related to foreign futures trading which totalled $2,846,205 at June 27, 2003. There are no segregation requirements for assets related to forward trading.

   As of June 27, 2003, Series C's open futures contracts mature within three months.

D. Financial Highlights

                                    Year-To-Date     Year-To-Date     Second Quarter     Second Quarter
                                        2003             2002              2003               2002
                                    -------------    -------------    ---------------    ---------------
Performance per Interest
   Net asset value, beginning of
   period                              $ 83.61          $ 74.67           $ 78.13            $ 79.50
                                    -------------    -------------    ---------------    ---------------
   Net realized gain and change
      in net unrealized gain on
      commodity transactions              2.23             9.83              6.15               3.61
  Interest income                         0.57             0.84              0.29               0.43
  Expenses                               (3.79)           (3.71)            (1.95)             (1.91)
                                    -------------    -------------    ---------------    ---------------
  Increase (decrease) for the
  period                                 (0.99)            6.96              4.49               2.13
                                    -------------    -------------    ---------------    ---------------
  Net asset value, end of period       $ 82.62          $ 81.63           $ 82.62            $ 81.63
                                    -------------    -------------    ---------------    ---------------
                                    -------------    -------------    ---------------    ---------------
Total return                             (1.18)%           9.32%             5.75%              2.68%
Ratio to average net assets (annualized)
  Interest income                         1.43%            2.17%             1.45%              2.20%
  Expenses                                9.51%            9.57%             9.78%              9.71%

   These financial highlights represent the overall results of Series C during Year-To-Date 2003, Year-To-Date 2002, Second Quarter 2003 and Second Quarter 2002. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

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

   Interests in Series C may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2003, Second Quarter 2003 and for the period from June 10, 1998 (commencement of operations) to June 27, 2003 were $401,779, $202,196 and $14,668,844, respectively. Redemptions of general interests for Year-To-Date 2003, Second Quarter 2003 and for the period from June 10, 1998 (commencement of operations) to June 27, 2003 totaled $7,286, $7,286 and $143,308, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 27, 2003, 100% of Series C's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PEG credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

Results of Operations

   The net asset value per interest as of June 27, 2003 was $82.62, a decrease of 1.18% from the December 31, 2002 net asset value per interest of $83.61 and an increase of 5.75% from the March 28, 2003 net asset value per interest of $78.13. Past performance is not necessarily indicative of future results.

   Series C's trading gains before commissions and related fees were $101,000 and $320,000 during Year-To-Date 2003 and Second Quarter 2003 compared to trading gains of $686,000, and $239,000 during Year-To-Date 2002 and Second Quarter 2002, respectively. Due to the nature of Series C's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series C's Second Quarter 2003 trading results is presented below.

Quarterly Market Overview

   In the U.S., the beginning of the second quarter of 2003 saw few signs of relief from a sluggish economy with a growth rate of 2.4 percent. Nominal GDP continued to trend downward in hand with falling consumer and producer prices and interest rates. Concerns about the slump in American telecom and internet industries, accounting fraud and the largest budget deficit the U.S. has ever faced have hampered investments in the U.S. Despite resolution to the war in Iraq, consumer and business confidence remained tepid. Companies desiring to improve profits remained unwilling to make big capital spending commitments or increase their workforces and inventories. Orders to U.S. factories for big-ticket items and production figures fell in April. In June, the unemployment rate jumped to a nine-year high of 6.4 percent. Payroll slashes in manufacturing and information industries generated the greatest job losses. As companies attempted to do more with leaner workforces, overall productivity rose and provided support for household income. The rise in income, combined with low interest rates, reduced taxes, and availability of substantial home equity spurred gains in consumer spending and increased sales of new homes. Toward the end of the quarter, manufacturing rose slightly, but still indicated that the sector shrank for the fourth straight month. Meanwhile, new orders for durable goods, machinery, automobiles, electrical equipment, home supplies and computers increased, reversing previous downward trends.

   Global economies remained weak in the second quarter of 2003 and were further hampered by the decline of the U.S. dollar which made overseas goods more expensive, thus curtailing demand. In May, Germany, Italy and the Netherlands reported an unexpected contraction in their economies during the first three months of the year with Germany and Netherlands experiencing a second quarter of negative growth. The European Union stated that overall economic growth had stalled and consequently, applied pressure on the central banks to ease interest rates. Business investment dropped sharply while domestic demand remained bleak. The Japanese economy continued to stumble as other Asian economies began to recover from the effects of the SARS outbreak. Furthermore, fears of deflation loomed over already troubled global economies.

   Indices: Despite economic data indicating the worst is not yet over, global equity markets surged in the second quarter of 2003. Spurred by the easing of geopolitical tensions, massive short covering, excess liquidity, some positive first quarter earnings reports, and optimism that economic recovery is near, investors flocked toward equities. A rally in Japanese stocks was fueled primarily by foreign mutual funds, hedge funds and other non-Japanese institutional investors who invested more than ten times as much as local investors in June. The Japanese Nikkei, London FTSE, Dow Jones Industrial Average, NASDAQ and S&P 500 all ended the quarter higher.

   Interest rates: Fixed income markets in May witnessed a drop in interest rates of developed countries due to the U.S. Federal Reserve (the 'Fed') deflation talk as well as institutions and hedge funds borrowing to purchase longer maturities, possible Fed purchases of longer maturities, hedging by mortgage investors as rates fell, and central banks buying dollars and investing in Treasuries. The decline in interest rates led to gains in German, Japanese, U.S. Treasury and Eurodollar bond prices. In June, the market reacted with disappointment to the Fed's quarter point cut in short-term interest rates and as a result, intermediate and long-term rates rose. Investors in Japan moved capital into the equity markets at the expense of U.S. Treasury and Japanese bonds. Concern about deteriorating public finances in most large economies and a renewed interest in equities in hopes of an economic recovery resulted in falling bond prices through the quarter and the subsequent rising of long-term rates.

   Currencies: In the foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies during the quarter. Investors shifted their focus from the war in Iraq to concerns about U.S. economic health with its widening current account deficit and lower relative interest rate resulting in the dollar's three-year low against the Canadian and Australian dollar and four-year low against the Euro. The reversal of the U.S.'s strong dollar policy by Treasury Secretary Snow led to a further sell off of the greenback leading to a 4.5-year low against the Swiss franc.

   Energies: Energy price declines began in March and continued as the war in Iraq became inevitable. Because supplies were secured and unthreatened by the war, the prices of crude oil, unleaded gasoline and London gas oil were down in April of 2003. Natural gas prices were largely unaffected by events in the Middle East, Nigeria and Venezuela. In order to stave off the declining prices and correct an oversupply as crude demand reached a seasonal low, OPEC members agreed to cut current output by seven percent in April. Toward the end of the quarter, energy prices, in general, were higher due to Nigeria's general worker's strike, low U.S. oil inventory levels and expectations of U.S. economic growth.

Quarterly Performance of Series C

   The following is a summary of performance for the major sectors in which Series C traded:

   Interest rates (+): Weak global economies, fears of deflation and renewed interest in equities resulted in falling global bond prices. Short U.S. Treasury and European bond positions led to net gains for Series C.

   Indices (+): Overall long positions in the NASDAQ and S&P 500 indices led to net gains as global equity markets rose throughout the quarter.

   Energies (+): Nigeria's general worker's strike, low U.S. oil inventory levels and expectation of economic growth led to rising energy prices toward the end of the quarter. Long positions in crude oil and natural gas resulted in net gains.

   Currencies (-): The U.S. dollar fell against many foreign currencies amid concerns of a weak U.S. economy. Short euro and yen positions resulted in net losses.

   Series C's average net asset levels during Year-To-Date 2003 and Second Quarter 2003 have decreased from Year-To-Date 2002 and Second Quarter 2002, primarily from redemptions during 2002 and Year-To-Date 2003. The declining asset levels have led to proportionate decreases in the amount of interest earned by Series C, as well as commissions and management fees incurred.

   Interest income is earned on the average net assets held at PEG and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $30,000 and $15,000 during Year-To-Date 2003 and Second Quarter 2003 as compared to Year-To-Date 2002 and Second Quarter 2002, respectively, due to lower interest rates during Year-To-Date 2003 as compared to Year-To-Date 2002, as well as the decrease in average net asset levels as discussed above.

   Commissions are calculated on Series C's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased $50,000 and $24,000 during Year-To-Date 2003 and Second Quarter 2003 as compared to Year-To-Date 2002 and Second Quarter 2002, respectively, due to the decrease in average net asset levels as discussed above.

   All trading decisions for Series C are made by Northfield Trading L.P. (the 'Trading Advisor'). Management fees are calculated on Series C's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $13,000 and $6,000 during Year-To-Date 2003 and Second Quarter 2003 as compared to Year-To-Date 2002 and Second Quarter 2002, respectively, due to the decrease in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series C, the Managing Owner and the Trading Advisor. No incentive fees were paid during Year-To-Date 2003 or Year-To-Date 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

   As of the end of the period covered by this report, the General Partner carried out an evaluation, under the supervision and with the participation of the officers of the General Partner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Series C's disclosure controls and procedures. Based upon that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that Series C's disclosure controls and procedures are effective.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against Series C or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective May 2003, Ronald J. Ivans was elected by the Board of Directors of Prudential Securities Futures Management Inc. as Chief Financial Officer and Treasurer replacing Steven Weinreb.

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

        4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Series C's Registration Statement on
             Form S-1, File No. 333-43043)

        4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series C's Registration
             Statement on Form S-1, File No. 333-43043)

       31.1--Certification pursuant to Exchange Act Rules 13a-14 and
             15d-14 (filed herewith)

       31.2--Certification pursuant to Exchange Act Rules 13a-14 and
             15d-14 (filed herewith)

       32.1--Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

       32.2--Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

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

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: August 11, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer