Form 10-Q
period 2003-09-26
WORLD MONITOR TRUST SERIES C
filed 2003-11-10
CIK 1051824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 26, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 26,     December 31,
                                                                          2003              2002
----------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $ 3,671,913       $4,516,118
Net unrealized gain on open futures contracts                              161,398          178,518
Accrued interest receivable                                                  3,085               --
                                                                      -------------     ------------
Total assets                                                           $ 3,836,396       $4,694,636
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    21,687       $   29,502
Management fees payable                                                      5,846            8,074
                                                                      -------------     ------------
Total liabilities                                                           27,533           37,576
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (48,289.614 and 55,085.801 interests
  outstanding)                                                           3,768,208        4,605,806
General interests (521.000 and 613.000 interests outstanding)               40,655           51,254
                                                                      -------------     ------------
Total trust capital                                                      3,808,863        4,657,060
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 3,836,396       $4,694,636
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests                      $     78.03       $    83.61
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  September 26, 2003                 December 31, 2002
                                            -------------------------------   -------------------------------
                                            Net Unrealized                    Net Unrealized
                                                 Gain                          Gain (Loss)
                                              as a % of      Net Unrealized     as a % of      Net Unrealized
Futures Contracts                           Trust Capital         Gain        Trust Capital     Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                                 $     --                          $(12,076)
  Interest rates                                                  39,272                            97,137
  Currencies                                                      58,988                            35,638
  Commodities                                                         --                             5,300
                                                             --------------                    --------------
     Net unrealized gain on futures
     contracts purchased                          2.58%           98,260            2.70%          125,999
                                                             --------------                    --------------
Futures contracts sold:
  Stock indices                                                   56,712                            47,072
  Interest rates                                                      --                             1,750
  Currencies                                                       1,138                             3,697
  Commodities                                                      5,288                                --
                                                             --------------                    --------------
     Net unrealized gain on futures
     contracts sold                               1.66            63,138            1.13            52,519
                                                ------       --------------       ------       --------------
     Net unrealized gain on futures
     contracts                                    4.24%         $161,398            3.83%         $178,518
                                                ------       --------------       ------       --------------
                                                ------       --------------       ------       --------------
Settlement Currency--Futures Contracts
  Euro                                            0.82%         $ 31,317            0.36%         $ 16,954
  Hong Kong dollar                                  --                --            0.54            25,146
  Japanese yen                                      --                --            0.10             4,808
  U.S. dollar                                     3.42           130,081            2.83           131,610
                                                ------       --------------       ------       --------------
     Total                                        4.24%         $161,398            3.83%         $178,518
                                                ------       --------------       ------       --------------
                                                ------       --------------       ------       --------------

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

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the              For the              For the              For the
                                 period from          period from          period from          period from
                               January 1, 2003      January 1, 2002       June 28, 2003        June 29, 2002
                                      to                   to                   to                   to
                              September 26, 2003   September 27, 2002   September 26, 2003   September 27, 2002
---------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions          $  (25,432)          $  990,345           $ (305,862)          $  304,401
Change in net unrealized
  gain on open commodity
  positions                          (17,120)            (114,953)             162,404             (115,118)
Interest income                       40,703               87,467               10,486               27,644
                              ------------------   ------------------   ------------------   ------------------
                                      (1,849)             962,859             (132,972)             216,927
                              ------------------   ------------------   ------------------   ------------------
EXPENSES
Commissions                          235,442              308,733               75,363               99,110
Management fees                       60,852               79,854               19,475               25,636
                              ------------------   ------------------   ------------------   ------------------
                                     296,294              388,587               94,838              124,746
                              ------------------   ------------------   ------------------   ------------------
Net income (loss)                 $ (298,143)          $  574,272           $ (227,810)          $   92,181
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                 $ (294,830)          $  567,590             (225,420)          $   91,215
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
General interests                     (3,313)          $    6,682           $   (2,390)          $      966
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
NET INCOME (LOSS) PER
  WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net income (loss) per
  weighted average limited
  and general interest            $    (5.72)          $     8.39           $    (4.60)          $     1.47
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------
Weighted average number of
  limited and general
  interests outstanding               52,143               68,434               49,547               62,665
                              ------------------   ------------------   ------------------   ------------------
                              ------------------   ------------------   ------------------   ------------------

---------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002               55,698.801     $4,605,806      $51,254      $4,657,060
Net loss                                                        (294,830)      (3,313)       (298,143)
Redemptions                                    (6,888.187)      (542,768)      (7,286)       (550,054)
                                               ----------     ----------     ---------     ----------
Trust capital--September 26, 2003              48,810.614     $3,768,208      $40,655      $3,808,863
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES C
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 26, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series C ('Series C') as of September 26, 2003 and December 31, 2002 and the results of its operations for the periods from January 1, 2003 to September 26, 2003 ('Year-To-Date 2003') and January 1, 2002 to September 27, 2002 ('Year-To-Date 2002'), June 28, 2003 to September 26, 2003 ('Third Quarter 2003') and June 29, 2002 to September 27, 2002 ('Third Quarter 2002'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC ('WPFA'), to be owned 62% by Wachovia and 38% by Prudential. The transaction closed July 1, 2003. As a result, the retail brokerage operations of Prudential Securities Incorporated ('PSI') were contributed to Wachovia Securities, LLC ('Wachovia Securities'). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ('NASD') and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. ('PEG'). PEG remains an indirectly wholly-owned subsidiary of Prudential and is a registered broker-dealer and a member of the NASD and all major securities exchanges. PEG continues to conduct the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it previously conducted as PSI. The Managing Owner also remains an indirectly wholly-owned subsidiary of Prudential.

   The Managing Owner suspended the offering of interests in World Monitor Trust--Series B ('Series B') and Series C upon the expiration of selling registrations, which expired on April 30, 2002.

B. Related Parties

   The Managing Owner of Series C is a wholly-owned subsidiary of PEG, which, in turn, is an indirect wholly-owned subsidiary of Prudential. The Managing Owner or its affiliates perform services for Series C, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PEG or its affiliates pay the costs of these services in addition to Series C's routine operational, administrative, legal and auditing costs. Additionally, PEG or its affiliates paid the costs associated with offering Series C's interests.

   The costs charged to Series C for brokerage services for Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002 were $235,000, $309,000, $75,000 and $99,000, respectively.

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

   PEG, when acting as Series C's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures trading and is not permitted to commingle such assets with other assets of PEG. At September 26, 2003, such segregated assets totalled $1,162,896. Part 30.7 of the CFTC regulations also requires PEG to secure assets of Series C related to foreign futures trading which totalled $2,670,415 at September 26, 2003. There are no segregation requirements for assets related to forward trading.

   As of September 26, 2003, Series C's open futures contracts mature within one year, although one interest rate futures contract matures in December 2004.

D. Financial Highlights

                                    Year-To-Date     Year-To-Date      Third Quarter      Third Quarter
                                        2003             2002              2003               2002
                                    -------------    -------------    ---------------    ---------------
Performance per Interest
   Net asset value, beginning of
   period                              $ 83.61          $ 74.67           $ 82.62            $ 81.63
                                    -------------    -------------    ---------------    ---------------
   Net realized gain and change
      in net unrealized gain on
      commodity transactions             (0.65)           12.96             (2.88)              3.13
  Interest income                         0.78             1.29              0.21               0.45
  Expenses                               (5.71)           (5.71)            (1.92)             (2.00)
                                    -------------    -------------    ---------------    ---------------
  Increase (decrease) for the
  period                                 (5.58)            8.54             (4.59)              1.58
                                    -------------    -------------    ---------------    ---------------
  Net asset value, end of period       $ 78.03          $ 83.21           $ 78.03            $ 83.21
                                    -------------    -------------    ---------------    ---------------
                                    -------------    -------------    ---------------    ---------------
Total return                             (6.67)%          11.44%            (5.56)%             1.94%
Ratio to average net assets (annualized)
  Interest income                         1.32%            2.17%             1.07%              2.15%
  Expenses                                9.59%            9.62%             9.72%              9.70%

   These financial highlights represent the overall results of Series C during Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

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

   Interests in Series C may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2003, Third Quarter 2003 and for the period from June 10, 1998 (commencement of operations) to September 26, 2003 were $542,768, $140,989 and $14,809,833, respectively. Redemptions of general interests for Year-To-Date 2003, Third Quarter 2003 and for the period from June 10, 1998 (commencement of operations) to September 26, 2003 totaled $7,286, $0, and $143,307, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 26, 2003, 100% of Series C's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series C's trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PEG credits Series C monthly with 100% of the interest it earns on the average net assets in Series C's accounts.

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

Results of Operations

   The net asset value per interest as of September 26, 2003 was $78.03, a decrease of 6.67% from the December 31, 2002 net asset value per interest of $83.61 and a decrease of 5.56% from the June 27, 2003 net asset value per interest of $82.62. Past performance is not necessarily indicative of future results.

   Series C's trading losses before commissions and related fees were $43,000 and $143,000 during Year-To-Date 2003 and Third Quarter 2003 compared to trading gains of $875,000, and $189,000 during Year-To-Date 2002 and Third Quarter 2002, respectively. Due to the nature of Series C's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series C's Third Quarter 2003 trading results is presented below.

Quarterly Market Overview

   In the U.S., the third quarter of 2003 was marked by an economic growth rate of 7.2 percent--the fastest rate since 1984--which was boosted by strong consumer and business spending. Leading indicators rose throughout July and August, but fell 0.2 percent in September, the first decline in four months. Manufacturing and industrial production grew throughout the quarter, although at a slower pace, as new orders and production gradually strengthened. Child tax credit checks arrived in July and August in time for the crucial back-to-school retail sales period boosting disposable income to its biggest gain in a year. Consumer spending, which makes up two-thirds of the economy, rose throughout most of the quarter as retail sales increased 1.4 percent in July--the largest increase in four months--and 0.6 percent in August, but cooled in September. Housing, automobile and durable goods markets aided by incentives and low-interest rates continued at a high clip. However, consumer confidence was mixed in July and declined in September to the lowest level since the war in Iraq as a result of higher gas prices and continued job losses. Despite a slowdown in layoffs, hiring has not picked up as companies continued to focus on becoming more efficient. The U.S. economy lost 49,000 jobs in July and a record 93,000 jobs in August. The majority of job losses occurred in the manufacturing sector, which experienced its 38th consecutive monthly drop in employment in September. Non-farm payrolls, mostly in the private sector, rose for the first time in eight months in September. Watching over the weak labor market, the U.S. Federal Reserve maintained the target for the federal funds rate at one percent, a 45-year low, at both its August and September meetings.

   The global economy experienced mixed growth in the third quarter. Widening deficits, rising unemployment, declining business and consumer confidence and sluggish economic growth continued to affect the 12-nation euro zone. The European Central Bank left rates untouched at the end of September. The outlook was rosier in Japan as capital spending spurred a recovery from its third recession in a decade. Unemployment reached its lowest level since mid-2001, and although Japanese consumer spending remained flat, business investments have gradually grown.

   Indices: The three major U.S. market gauges (Dow Jones Industrial Average, S&P 500 and NASDAQ) boasted a second quarter of gains after three years of declines, even though they finished lower in September. Stronger corporate earnings, growth in capital and consumer spending and a third consecutive month of manufacturing growth boosted stock prices. Toward the end of September, the Dow Jones Industrial Average, S&P 500 and NASDAQ declined based on weak economic data and a rush by investors to lock in third quarter gains. Japanese stocks experienced their biggest sell-off in two years as a result of the pullback in U.S. equities and the U.S. dollar's 33-month low against the yen. Investors were concerned about poor consumer confidence figures, weak third-quarter earnings results, high stock valuations, sketchy corporate governance, persistent job market weakness, escalating conflict in the Middle East, and a production cut by OPEC. Nonetheless, the Japanese Nikkei reached a 15-month high in mid-September with an overall gain of 12.5 percent. Most Asian markets reported robust returns with European markets edging upwards throughout the quarter resulting in two consecutive quarters of gains for global stock markets.

   Interest Rates: Volatility marked the performance of U.S. Treasuries, as prices fell 1.9 percent with yields rising to 3.9 percent in the third quarter. The majority of damage occurred in July as U.S. Treasuries posted their worst monthly return in more than two decades when investors shifted their allocations from bonds to stocks on the basis of stronger economic data. Prices rebounded in August, but dipped again in mid-September as a result of profit taking ahead of economic data reports. U.S. Treasury prices jumped at the end of September on the back of soft consumer confidence figures, depressed job market reports, slower manufacturing activity reports, and a weaker dollar. As a result of improved world growth, global bond yields began low at the beginning of the quarter and rose in every major developed bond market with Japanese bonds experiencing the greatest rise in yields.

   Currencies: In the foreign exchange markets, the U.S. dollar remained weak and fell at the end of September when the Group of 7 and the U.S. Treasury Secretary John Snow called for more exchange rate flexibility and further supported a weak dollar policy. The dollar declined to a 33-month low against the

Japanese yen reversing only after intervention by the Bank of Japan. News of the intervention forced European currencies lower. However, the Euro ended the quarter at its highest level against the dollar since mid-June.

   Energies: To hedge against inflation, investors began buying oil in August. Unexpected growth in U.S. inventories drove oil prices to four-month lows. Oil prices spiked in September as OPEC announced an output reduction of 3.5 percent ahead of peak winter demand to stem the decline in prices. Prices stabilized slightly when investors realized supplies appeared to be sufficient but ended the quarter at the highest level in three weeks.

Quarterly Performance of Series C

   The following is a summary of performance for the major sectors in which Series C traded:

   Indices (-): Short Mini S&P and German DAX index positions resulted in net losses as U.S. and major global stock markets rose for the second consecutive quarter.

   Energies (-): OPEC's announcement to cut production caused a significant rally in energy prices. Short heating oil, crude oil and light crude positions led to net losses.

   Currencies (-): The Group of 7's support of a weak U.S. dollar led to the strengthening of major global currencies. Short Mexican peso, Swiss franc and euro positions resulted in net losses.

   Interest Rates (+): As a result of improved economic growth, domestic bond prices declined resulting in net gains for short U.S. Treasury bond positions.

   Series C's average net asset levels during Year-To-Date 2003 and Third Quarter 2003 have decreased from Year-To-Date 2002 and Third Quarter 2002, primarily from redemptions and net losses during 2003. The declining asset levels have led to proportionate decreases in the amount of interest earned by Series C, as well as commissions and management fees incurred.

   Interest income is earned on the average net assets held at PEG and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $47,000 and $17,000 during Year-To-Date 2003 and Third Quarter 2003 as compared to Year-To-Date 2002 and Third Quarter 2002, respectively, due to lower interest rates during Year-To-Date 2003 as compared to Year-To-Date 2002, as well as the decrease in average net asset levels as discussed above.

   Commissions are calculated on Series C's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased $73,000 and $24,000 during Year-To-Date 2003 and Third Quarter 2003 as compared to Year-To-Date 2002 and Third Quarter 2002, respectively, due to the decrease in average net asset levels as discussed above.

   All trading decisions for Series C are made by Northfield Trading L.P. (the 'Trading Advisor'). Management fees are calculated on Series C's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $19,000 and $6,000 during Year-To-Date 2003 and Third Quarter 2003 as compared to Year-To-Date 2002 and Third Quarter 2002, respectively, due to the decrease in average net asset levels as discussed above.

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

   There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against Series C or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None.

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

WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: November 10, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer