Form 10-Q
period 2004-03-26
WORLD MONITOR TRUST SERIES C
filed 2004-05-10
CIK 1051824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

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

Registrant’s telephone number, including area code (212) 778-1000

N/A

Former name, former address and former fiscal year, if changed since last report

Indicate by check Ö whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check Ö whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes       No  Ö

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

WORLD MONITOR TRUST—SERIES C

(a Delaware Business Trust)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 26, 2004	December 31, 2003

ASSETS

Cash in commodity trading accounts	$3,083,077	$3,374,161

Net unrealized gain on open futures contracts	53,188	88,899

Accrued interest receivable	2,583	—

Total assets	$3,138,848	$3,463,060

LIABILITIES AND TRUST CAPITAL

Liabilities

Redemptions payable	$21,468	$—

Commissions payable	17,794	23,334

Management fees payable	4,907	6,252

Total liabilities	44,169	29,586

Commitments

Trust capital

Limited interests (45,043.061 and 47,240.650 interests outstanding)	3,063,731	3,399,081

General interests (455.000 and 478.000 interests outstanding)	30,948	34,393

Total trust capital	3,094,679	3,433,474

Total liabilities and trust capital	$3,138,848	$3,463,060

Net asset value per limited and general interests	$68.02	$71.95

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST—SERIES C

(a Delaware Business Trust)

CONDENSED SCHEDULES OF INVESTMENTS

(Unaudited)

	March 26, 2004		December 31, 2003
Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)

Futures contracts purchased:

Stock indices		$(5,500)		$19,998

Interest rates		11,473		10,240

Currencies		20,175		50,265

Commodities		—		21,630

Net unrealized gain on futures contracts purchased	0.84%	26,148	2.97%	102,133

Futures contracts sold:

Stock indices		18,674		(1,920)

Interest rates		(1,558)		(2,514)

Currencies		11,250		(1,150)

Commodities		(1,326)		(7,650)

Net unrealized gain (loss) on futures contracts sold	0.87	27,040	(0.39)	(13,234)

Net unrealized gain on futures contracts	1.71%	$53,188	2.58%	$88,899

Settlement Currency—Futures Contracts

Australian dollar	(0.07)%	$(2,025)	—	—

British pound	—	—	0.02%	$714

Canadian dollar	0.25	7,650	—	—

Euro	0.24	7,450	0.47	16,273

Japanese yen	0.47	14,550	—	121

Mexican peso	0.12	3,800	—	—

U.S. dollar	0.70	21,763	2.09	71,791

Total	1.71%	$53,188	2.58%	$88,899

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST—SERIES C

(a Delaware Business Trust)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the period from January 1, 2004 to March 26, 2004	For the period from January 1, 2003 to March 28, 2003

REVENUES

Net realized loss on commodity transactions	$(79,934)	$(35,364)

Change in net unrealized gain/loss on open commodity positions	(35,711)	(183,651)

Interest income	9,084	15,191

	(106,561)	(203,824)

EXPENSES

Commissions	61,331	79,520

Management fees	15,806	20,562

	77,137	100,082

Net loss	$(183,698)	$(303,906)

ALLOCATION OF NET LOSS

Limited interests	$(181,816)	$(300,544)

General interests	$(1,882)	$(3,362)

NET LOSS PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST

Net loss per weighted average limited and general interest	$(3.89)	$(5.57)

Weighted average number of limited and general interests outstanding	47,242	54,582

STATEMENT OF CHANGES IN TRUST CAPITAL

(Unaudited)

	INTERESTS	LIMITED INTERESTS	GENERAL INTERESTS	TOTAL

Trust capital—December 31, 2003	47,718.650	$3,399,081	$34,393	$3,433,474

Net loss		(181,816)	(1,882)	(183,698)

Redemptions	(2,220.589)	(153,534)	(1,563)	(155,097)

Trust capital—March 26, 2004	45,498.061	$3,063,731	$30,948	$3,094,679

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST—SERIES C

(a Delaware Business Trust)

NOTES TO FINANCIAL STATEMENTS

MARCH 26, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust—Series C (“Series C”) as of March 26, 2004 and December 31, 2003 and the results of its operations for the periods from January 1, 2004 to March 26, 2004 (“First Quarter 2004”) and January 1, 2003 to March 28, 2003 (“First Quarter 2003”). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series C’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. Series C and its managing owner, Prudential Securities Futures Management Inc., entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. Effective February 2, 2004, Prudential Equity Group Inc. was converted to a limited liability company named Prudential Equity Group, LLC (“PEG”). PEG remains an indirectly wholly-owned subsidiary or Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association.

The Managing Owner suspended the offering of interests in World Monitor Trust—Series B (“Series B”) and Series C upon the expiration of selling registrations, which expired by April 30, 2002.

B. Related Parties

The Managing Owner of Series C is a wholly-owned subsidiary of PEG. The Managing Owner or its affiliates perform services for Series C, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PFD or its affiliates pay the costs of these services in addition to Series C’s routine operational, administrative, legal and auditing costs. Additionally, PFD or its affiliates paid the costs associated with offering Series C’s interests.

The costs charged to Series C for brokerage services for First Quarter 2004 and First Quarter 2003 were $61,331 and $79,520, respectively.

Series C’s assets are maintained either in trading or cash accounts with PFD, Series C’s commodity broker for margin purposes. PFD credits Series C monthly with 100% of the interest it earns on the average net assets in Series C’s accounts.

Series C, acting through its trading advisor, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PFD. PFD then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PFD and PBGM pursuant to a line of credit. PFD may require that collateral be posted against the marked-to-market positions of Series C.

C. Derivative Instruments and Associated Risks

Series C is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series C’s investment activities (credit risk).

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series C’s net assets being traded, significantly exceeds Series C’s future cash requirements since Series C intends to close out its open positions prior to settlement. As a result, Series C is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series C considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series C’s commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series C enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series C to unlimited risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series C holds and the liquidity and inherent volatility of the markets in which Series C trades.

Credit Risk

When entering into futures or forward contracts, Series C is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series C as PFD, Series C’s commodity broker, is the sole counterparty. Series C has entered into a master netting agreement with PFD and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance on all of Series C’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series C’s contracts may result in greater loss than non-performance on all of Series C’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series C.

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

PFD, when acting as Series C’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series C all assets of Series C relating to domestic futures trading and is not permitted to commingle such assets with other assets of PFD. At March 26, 2004 and December 31, 2003, such segregated assets totalled $1,919,787 and $938,555, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of Series C related to foreign futures trading which totalled $1,216,478 and $2,524,505 at March 26, 2004 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of March 26, 2004 Series C’s open futures contracts mature within nine months.

D. Financial Highlights

	First Quarter 2004	First Quarter 2003

Performance per Interest

Net asset value, beginning of period	$71.95	$83.61

Net realized loss and change in net unrealized gain/loss on commodity transactions	(2.49)	(3.92)

Interest income	0.19	0.28

Expenses	(1.63)	(1.84)

Net decrease for the period	(3.93)	(5.48)

Net asset value, end of period	$68.02	$78.13

Total return (non-annualized)	(5.46)%	(6.55)%

Ratio to average net assets (annualized):

Net investment loss before incentive fees**	(8.12)%	(7.86)%

Incentive fees	—	—

Net investment loss after incentive fees	(8.12)%	(7.86)%

Interest income	1.08%	1.41%

Expenses	9.21%	9.27%

**	Represents interest income less total expenses (exclusive of incentive fees). The Managing Owner believes that the disclosure of the ratio of net investment income to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for Series C as it is not a portfolio designed to return investment income. The Managing Owner believes that the total return ratio is the appropriate ratio as it also considers Series C’s commodity trading gains/losses.

These financial highlights represent the overall results of Series C during First Quarter 2004 and 2003. An individual limited owner’s actual results may differ depending on the timing of redemptions.

E. Subsequent Event

On April 1, 2004, PEG, a wholly owned subsidiary of PSG, transferred the ownership of Prudential Securities Futures Management Inc. and PFDS Holdings LLC, the direct parent of PFD, to PSG.

WORLD MONITOR TRUST—SERIES C

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. Series C’s application of these policies involves judgments and actual results may differ from the estimates used.

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing Series B’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or Internationally recognized futures exchange involves a critical accounting policy. The values used by the Series C for its open forward positions are provided by its commodity broker, PFD, who uses market prices when available, while over-the-counter derivative financial instruments, principally forwards, options and swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date.

As such, if actual results vary from estimates used, they are anticipated to not have a material impact on the financial statements related disclosures.

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

Interests in Series C may be redeemed on a weekly basis. Redemptions of limited interests for First Quarter 2004 and for the period from June 10, 1998 (commencement of operations) to March 26, 2004 were $153,534 and $15,040,746, respectively. Redemptions of general interests for First Quarter 2004 and for the period from June 10, 1998 (commencement of operations) to March 26, 2004 were $1,563 and $147,972, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 26, 2004, 100% of Series C’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series C’s trading in commodities. Inasmuch as the sole business of Series C is to trade in commodities, Series C continues to own such liquid assets to be used as margin. PFD credits Series C monthly with 100% of the interest it earns on the average net assets in Series C’s accounts.

The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, some commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Series C from promptly liquidating its commodity futures positions.

Since Series C’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series C’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series C’s speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series C’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series C and its trading advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with Series C’s futures and forward contracts.

Series C does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 26, 2004, Series C had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series C. While Series C’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have material impact on the Series C’s financial position.

Series C’s contractual obligations are with the trading advisors and its commodity broker. Payments made under Series C’s agreement with the trading advisor are at a fixed rate, calculated as a percentage of Series C’s “New High Net Trading Profits”. Management fee payments made to the trading advisor and commission payments to the commodity broker are calculated as a fixed percentage of Series C’s net asset values (“NAV’s”). As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAV’s are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes A & C of the Series C’s 2003 Annual Report.

Results of Operations

The net asset value per interest as of March 26, 2004 was $68.02, a decrease of 5.46% from the December 31, 2003 net asset value per interest of $71.95. Past performance is not necessarily indicative of future results.

Series C’s gross trading losses were $116,000 during First Quarter 2004 compared to trading losses of $219,000 during First Quarter 2003. Due to the nature of Series C’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series C’s First Quarter 2004 trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the first quarter of 2004 was marked by fluctuating trends and continued, albeit slower, growth than in 2003. Levels of productivity, output, inflation, resource use and core consumer prices remained steady throughout the quarter. In manufacturing, durable goods orders declined in January but advanced 2.5% in February as demand for aircraft soared. Although the pace of activity remained strong, housing starts declined throughout the quarter while sales of new and old homes fell in January and rebounded in February due to historically low interest rate levels. Corporate spending and profits as well as personal spending and income grew steadily. Consumer confidence surged in January, fell sharply in February and declined slightly to a five-month low in March based upon the specter of rising interest rates and a weak labor market coupled with concerns about economic growth sustainability, geopolitical tension, record federal twin deficits, high consumer debt, and rising oil prices. Hiring remained subdued for the first two months of 2004 and reversed in March when non-farm payroll increased by a record 308,000, the fastest pace in nearly four years and nearly triple expectations. Despite the gain, the unemployment rate rose to 5.7% in March, up from 5.6% in January and February.

The global economic outlook remained positive with modest growth in the first three months of 2004. In Europe, meager gains from returns in financial and technology sectors as well as rebound in the U.S. dollar against the euro towards the end of the quarter, overcame losses from the depressed auto and chemical sectors and uncertainty from heightened geopolitical risk. The March 11 train bombings in Madrid and Israel’s assassination of Hamas leader Sheik Ahmed Yassin rattled Europe with tremors extending throughout the rest of the world. Notwithstanding an outbreak of avian influenza, impeachment of South Korea’s president and the shooting of Taiwan’s president, Asian economies, especially Japan, China, South Korea, India and Thailand exhibited continued growth. Political scandal, terrorism concerns, and inflation affected Latin American economies.

Indices: The U.S. equity markets continued where they ended in 2003, the fundamentals of the economy had not changed and the combination of stronger growth and corporate profits led to gains. However, as the quarter progressed, investor fears of the sustainability of higher growth created choppy markets. Of the three major U.S. equity market indices (Dow Jones Industrial Average—“DJIA”, S&P 500, and NASDAQ Composite), only the S&P 500 finished the first quarter in the black with a gain of 1.3%. The DJIA ended a run of three consecutive quarterly gains with a decline of 0.92%. At the same time, the NASDAQ Composite broke its string of five straight quarterly increases by sliding 0.5%. Globally, with signs of slow economic growth in the European Union and a strong Euro holding down exports, European equity indices ended the quarter down. On the other hand, Japan continued its economic rebound with the Nikkei 225 gaining 9.73%. The rally in Japan was partly supported by a trade surplus in February. In Latin America, geopolitical risk and inflation worries weighed down on the Brazilian benchmark Bovespa Index.

Interest rates: The first quarter was a roller coaster ride for bond investors with sharp reversals based on economic news. In January, the U.S. Federal Reserve (the “Fed”) announced that they had moved the probability of change in their accommodative policy from a “considerable period” to a stance of “being patient in removing policy accommodation.” The market reacted quickly with falling bond prices to the change in wording from the Fed on fears of rising interest rates. Then fears of an interest rate hike subsided when the Department of Labor reported February payroll employment numbers were below estimates resulting in a sharp downtick in yields. Bond prices fell again when the March payroll employment number beat estimates when it increased by 308,000. Overall, U.S. government bonds rallied in the first quarter because the market was more focused on low inflation and expected slower growth. The European Central Bank maintained its rate of 2.0% in its meeting in March, rejecting calls from politicians including German Chancellor Gerhard Schroeder and French Prime Minister Jean-Pierre Raffarin for lower borrowing costs. European bonds ended the quarter up.

Currencies: With no change in the fundamentals of the current account or fiscal deficit, the dollar was expected to continue to decline in the first quarter of 2004. The U.S. federal government projected a record setting budget deficit of $477 billion for this year and the current account deficit was projected to be 5% of the U.S. gross domestic product. However, strong growth in the U.S. relative to other countries helped lift the U.S. dollar over foreign currencies. The latest global forecast from the Economist Intelligence Unit (EIU) indicated the economic performance in Europe would improve but at a lower rate than the United States which supported the euro’s depreciation of 1.9% against the U.S. dollar this quarter. However, the Japanese yen reached a three-year high on February 11th when it closed at 105.20 per U.S. dollar. To curb the yen from appreciating further against the U.S. dollar, the Bank of Japan continued selling the yen in the first quarter of 2004 after selling an annual record of 20.4 trillion yen in 2003. Even with the efforts of the Bank of Japan, the yen appreciated 2.8% against the U.S. dollar.

Energies: Energy prices for the first quarter continued to experience volatility with upward trends. Despite increased prices, world demand remained. Record low U.S. crude oil inventories, unplanned shutdowns, increased geopolitical risk in countries with large oil reserves, and talks of a cut in production from the Organization of Petroleum Exporting Countries (OPEC) helped to sustain elevated prices. The crude oil index, a basket of goods, used by OPEC to gauge price had been trading above the targeted range between $22 and $28 barrel since December 2, 2003.

Metals: Metal prices continued to surge on the back of strong world demand. China stood out as the leading consumer of copper and other industrial metals as its economy continued to grow. Copper hit a six-year high and tin hit an eight and one half year high driving the quarter. While base metals pushed toward near highs, precious metals were mixed. Silver saw strong moves not seen since the mid-1900s due to increased demand. Although gold prices rose when Al-Qaeda was purported to be linked to the Madrid train bombings, the dampening effect of a lack of clear signs of inflation dominated the downward price movement in the quarter.

Grains: Strong growth and thus demand, especially in developing countries, caused grain exports to skyrocket and inventories to fall. Coupled with unresolved drought conditions in the U.S., Midwest grain prices marched higher during the first quarter. In particular, corn prices continued a strong upward trend after supply estimates were revised downward for 2004. Also, soybean hit a 15-year high, trading at above $10/bushel during the quarter. Fears of a smaller soybean crop and a delayed harvest in Brazil from wet weather kept supplies off the world market and pushed prices higher.

Softs: After strong gains in 2003, reversals of 6% in January and 16% in March occurred in cotton prices at the beginning of 2004. On the other hand, coffee prices gained 13.5% during the quarter largely because of a reduced harvest and lower expectations as to the size of the crop in Brazil. Sugar prices continued to fall as a result of global sugar surplus.

Quarterly Performance of Series C

The following is a summary of performance for the major sectors in which Series C traded:

Energies (–): World demand for energies remained robust and the threat of cut in production from OPEC drove up prices. Short positions in unleaded gas, crude oil, and heating oil resulted in net losses.

Interest Rates (–): Bond prices rallied due to slower economic growth, low inflation, and the Fed holding interest rates at 46-year lows. Short U.S. bonds positions resulted in net losses.

Currencies (–): Strong economic growth in the U.S., coupled with slower than expected growth in European countries, resulted in the appreciation of the U.S. dollar against foreign currencies. Long positions in the Swiss Franc resulted in net losses.

Indices (+): Strong economic growth in the U.S. and Asian countries, helped lift equity indices. Gains in long positions in the Hong Kong Hang Seng index offset losses from long positions in European indices.

Series C’s average net asset levels during First Quarter 2004 have significantly decreased from First Quarter 2003 primarily from redemptions subsequent to First Quarter 2003. The declining asset levels have led to proportionate decreases in the amount of interest earned by Series C as well as commissions and management fees incurred.

Interest income is earned on Series C’s average net assets held at PFD and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $6,000 during First Quarter 2004 as compared to First Quarter 2003 due to lower interest rates during First Quarter 2004 as compared to First Quarter 2003, as well as the decrease in average net asset levels as discussed above.

Commissions are calculated on Series C’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased $18,000 during First Quarter 2004 as compared to First Quarter 2003 due to the decrease in average net asset levels as discussed above.

All trading decisions for Series C are made by Northfield Trading L.P. (the “Trading Advisor”). Management fees are calculated on Series C’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $5,000 during First Quarter 2004 as compared to First Quarter 2003 due to the decrease in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the advisory agreement among Series C, the Managing Owner and the Trading Advisor. Series C did not incur an incentive fee during First Quarter 2004 or First Quarter 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of Series C’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s chief executive officer and chief financial officer concluded that Series C’s disclosure controls and procedures are effective.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—There are no material legal proceedings pending by or against Series C or the Managing Owner.

Item 2.	Changes in Securities—None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders—None

Item 5.	Other Information—None

Item 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

3.1 and

		4.1—	Second Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibits 3.1 and 4.1 to Series C’s Registration Statement on Form S-1, File No. 333-43043)

		4.2—	Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series C’s Registration Statement on Form S-1, File No. 333-43043)

		4.3—	Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Series C’s Registration Statement on Form S-1, File No. 333-43043)

		4.4—	Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series C’s Registration Statement on Form S-1, File No. 333-43043)

		10.1—	Consent to Assignment and Assumption of Brokerage Agreement, dated March 30, 2004, among World Monitor Trust, Prudential Equity Group, LLC and Prudential Financial Derivatives LLC (filed herewith).

		31.1—	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

		31.2—	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

		32.1—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

		32.2—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	(b)	Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST—SERIES C

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Ronald J. Ivans	Date: May 10, 2004

Ronald J. Ivans Chief Financial Officer